Form 10KSB
period 1996-03-31
CREATIVE RESOURCES INC
filed 1996-06-27
CIK 814919

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1996

                          Commission file No.  0-18139

                            CREATIVE RESOURCES, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                                22-2798898
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

          26 MILL PLAIN ROAD, SUITE B
                 DANBURY, CT                           06811
    (Address of principal executive offices)         (Zip Code)

        Issuer's telephone number, including area code:   (203) 778-5002

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01 per share.
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended March 31, 1996 were:  None.

     The aggregate market value of the Issuer's voting stock held by non-affiliates (25,495,693 shares), based on the average of the high bid and low ask prices of such stock ($.003), as of May 17, 1996, reported to the Issuer was:
$76,487

     COMMON STOCK OUTSTANDING AS OF MAY 17, 1996:  34,483,110 SHARES.

                           CREATIVE  RESOURCES, INC.
                       1996 ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS


PART I.........................................................       3

    Item 1      Description of Business........................       3

    Item 2      Description of Property........................       4

    Item 3      Legal Proceedings..............................       4

    Item 4      Submission of Matters to a Vote of Security
                Holders........................................       5

PART II........................................................       5

    Item 5      Market for Common Equity and Related
                Stockholder Matters............................       5

    Item 6      Management's Discussion and Analysis or
                Plan of Operations.............................       6

    Item 7      Financial Statements...........................       F-1

    Item 8      Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure.........       8

PART III.......................................................       8

    Item 9      Directors, Executive Officers, Promoters and
                Control Persons; Compliance With Section 16(a)
                of the Exchange Act............................       8

    Item 10     Executive Compensation.........................       9

    Item 11     Security Ownership of Certain Beneficial
                Owners and Management..........................      11

    Item 12     Certain Relationships and Related
                Transactions...................................      11

PART IV........................................................      14

    Item 13     Exhibits and Reports on Form 8-K...............      14

SIGNATURES.....................................................      17

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

    Creative Resources, Inc. ("CRI" or "the Company") was organized under the laws of the State of Nevada on April 15, 1987. CRI is a holding company which currently does not have any operating businesses.

RECENT DEVELOPMENTS

    In March 1995, the Company agreed to dispose of its subsidiary Medical Resources Corporation ("MRC"), its subsidiary Medical Marketing Inc. ("New MMI") and its subsidiaries Portable Health Services Corporation ("PHSC") and Long Term Care Physicians, Inc. ("LTCP"). Accordingly, these subsidiaries are classified as discontinued operations and the Company's financial statements have been reclassified for all periods presented.

    On June 8, 1995, the Company entered into a definitive agreement for the disposition of MRC and its subsidiaries. Under the provisions of the agreement with, among others, Messrs. Leslie A. Matthews and John S. Parkey, former officers or directors of either the Company or its subsidiaries, the Company transferred all of its common stock in MRC and, in consideration therefore, received $660,800 in cash and $100,200 in long-term obligations of New MMI and PHSC. Pursuant to the agreement, Messrs. Matthews and Parkey, together with Paul I. Gaumnitz, surrendered for cancellation 26,500,000 shares of the Company's common stock, representing 43% of the then outstanding shares, all
946.433 outstanding shares of the Company's Series B preferred stock ("Series B Preferred Stock") and all of their options to purchase the Company's common stock. In connection with the June 8 disposition, the Company exchanged releases with MRC, its subsidiaries and its management which released the Company from all liabilities, losses and claims, whether known or unknown, based on conduct or events prior to June 8, 1995.

    In April 1996, a judgment was entered against the Company in the Birbara
                                                                     -------
action.  See Item 3: "Legal Proceedings".

    The Company currently has one employee. The Company is seeking to acquire or merge with a viable business. There can be no assurance, however, that the Company will acquire such a business or, if it does, that such acquisition will result in profitable operations for the Company in the future.

FORMER OPERATING SUBSIDIARIES

    In March 1993, the Company organized MRC, a holding company, to provide basic medical services and specialty medical products to patients in nursing homes and other extended health care settings in selected markets in the United States.

    In September 1993, a subsidiary of MRC acquired 100% of the issued and outstanding common stock (the "MMI Acquisition") of Medical Marketing, Inc. ("MMI") and its affiliate Medical Marketing of Tampa, Inc. (collectively with MMI, "Medical Marketing") for $3.4 million in securities and a payment in fiscal 1996 dependent on the fiscal 1995 pre-tax income of a subsidiary of MRC.
Medical Marketing distributes and markets specialty medical products used primarily for the routine care of elderly patients in nursing homes. Pursuant to the MMI Acquisition, the Company issued to the selling shareholders, who are now former officers and directors of either the Company or MRC, 25,000,000 shares of its common stock, 946.433 shares of its Series B 8% Preferred Stock and approximately $804,000 in five-year promissory notes issued by a subsidiary of MRC, with payments commencing November 30, 1994. The Company repaid approximately $302,000 of the principal amount of the promissory notes on the date of the acquisition.

    In December 1993, the Company organized LTCP and in January 1994 LTCP acquired the assets and business of the Nursing Home Division of Professional Eye Care, Inc. ("PEC") for $200,000 in cash. PEC provides optometric services to nursing home patients in the metropolitan Kansas City area.

    In March 1994, a subsidiary of MRC acquired the assets and the business of Portable Health Services, Inc. and its subsidiary Portable Health Services of Oklahoma, Inc. (collectively "PHS") and assumed certain liabilities for $852,000 (the "PHS Acquisition"). Pursuant to the PHS Acquisition, a subsidiary of MRC issued three-year promissory notes totaling $553,638, allowed the seller to retain certain cash and receivables, and issued 20,000 shares of common stock of MRC. PHS provides mobile diagnostic services to nursing home patients and other long-term care providers located in the Kansas City metropolitan area, Topeka, Kansas and Tulsa, Oklahoma.

ITEM 2:  DESCRIPTION OF PROPERTY

    The Company's executive office is located at 26 Mill Plain Road, Suite B, Danbury, CT 06811 where it shares space, rent free, with an unrelated party. The Company believes this space is adequate and suitable for its existing operations.

ITEM 3:  LEGAL PROCEEDINGS

    The Company, a present officer and director, and a former officer and director have been named as co-defendants in a civil action captioned Birbara
                                                                      -------
and Massad v. Locke, et al. (May 1990).  This proceeding is pending in the
- ---------------------------
United States District Court for the District of Massachusetts, Central Division. The action was commenced by two investors in equipment managed by the Company's former subsidiary, Technology Finance Group, Inc. ("TFG"), a computer leasing and asset management business, and seeks damages allegedly arising from the sale of certain equipment in which the investments were made. The complaint in the action alleges causes of action for common law fraud, breach of contract, conversion and treble damages under Massachusetts' "unfair and deceptive business practices" act (the "Massachusetts Act"). The complaint seeks monetary damages in the amount of $340,000. On May 8-10, 1995, all matters, with the exception of the claims under the Massachusetts Act, were tried before the Court and jury. The jury denied all claims except for an award of $250,000 for breach of contract against all defendants. In April 1996, the Court dismissed the Massachusetts Act claims and affirmed the $250,000 award plus accrued interest for a total judgment of $427,945 against all defendants. An appeal has been filed with respect to such affirmance and is expected to be heard this Fall.

    The Company, a present officer and director, two former officers and directors, a former director and a former officer have been named as co-defendants in a civil action, commenced in the United States District Court for the District of Connecticut, captioned GICC Capital Corp. v. Technology Finance
                                       ----------------------------------------
Group, Inc. et al. (September 1991).  The complaint alleges, among
- ------------------
other things, that the defendants caused certain assets of TFG to be diverted to the Company resulting in the insolvency of TFG. The complaint alleges causes of action under RICO and state law and seeks recovery for the unpaid balance of a $537,000 promissory note issued by TFG, which amount could be trebled under the RICO claims, and exemplary damages. In October 1991, defendants filed a motion to dismiss the complaint. The District Court accepted the recommendation of a United States Magistrate Judge that the action be dismissed. A final judgement was entered in favor of all defendants in August 1993. Plaintiff appealed the dismissal of the RICO and state law claims to the United States Court of Appeals for the Second Circuit, and that Court reversed the finding of the District Court. In August 1994, the defendants moved to dismiss on different grounds than previously briefed and, in January 1995, the District Court again granted their motion. Plaintiffs again appealed to the Second Circuit and after argument the dismissal of the case was affirmed by decision and order dated October 1995. Plaintiff moved for rehearing and rearguing en banc which were denied. In April 1996, the plaintiff petitioned the United States Supreme Court for a writ of certiorari. Defendants have filed an opposition brief. In June 1996, the United States Supreme Court denied the plaintiff's petition.

    The Company has agreed to indemnify its current and former directors and officers, to the extent available under applicable law, against any losses or liabilities arising out of their service with the Company, including any losses or liabilities arising out of these legal proceedings.

    The Company has made a provision for these legal proceedings and believes that no material liability, in excess of the amount provided, will result from the outcome of these proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded over-the-counter and its price is quoted on the NASDAQ Bulletin Board under the symbol "CRRE". The range of bid prices for each quarter within the fiscal years ended March 31, 1995 and March 31, 1996, as reported to the Company, is as follows:

                                                    Bid Prices
                                                    ----------
                                               High              Low
                                               ----              ----
    1994
    ----

Second Quarter                                  .13               .05
Third Quarter                                   .07               .01
Fourth Quarter                                  .06               .01

    1995
    ----


First Quarter                                   .07               .01
Second Quarter                                  .03               .01
Third Quarter                                   .02               .001
Fourth Quarter                                  .01               .001

    1996
    ----


First Quarter                                   .002              .001
Second Quarter (through May 17, 1996)           .001              .001

    The high and low bid prices reflect interdealer prices but not all retail markup, markdown or commissions, and do not necessarily represent actual transactions. On May 17, 1996 the closing prices for common stock in the over-the-counter market were $.001 bid and $.005 asked.

    As of May 17, 1996, the Company believes it had in excess of 1,000 holders of its common stock.

    The Company has not declared or paid any dividends on account of its common stock or its 8% Series B Preferred Stock for the last fiscal year. Dividends of $8,400 were paid and $8,400 were in arrears with respect to the Company's 8% convertible preferred stock ("Series A Preferred Stock") as of March 31, 1996. Pursuant to the disposition of MRC and its subsidiaries, all of the Series B Preferred Stock was redeemed.

    No dividends may be paid on account of the Company's common stock at any time when there is an arrearage in the payment of dividends on the Company's Series A Preferred. In addition, pursuant to certain contractual obligations between the Company and a former officer and director, the Company is prohibited from declaring or paying any cash dividends on its common stock until the Company's obligations under a settlement agreement have been paid, satisfied, or waived. See Item 12: "Certain Transactions-TFF Acquisition and Minsky Settlement".

    The payment of future cash dividends, if any, would be made only from assets legally available therefore, and would generally depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under any credit and debt instruments or other contractual arrangements, and other factors deemed relevant by the Company's Board of Directors in its sole discretion.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

     The Company had no significant business activities and no continuing operations during the period from April 1 to September 1, 1993. In September 1993, the Company completed the MMI Acquisition, in January 1994 it acquired the assets and business of PEC and in March 1994 it acquired the assets and business of PHS.

    On June 8, 1995, the Company entered into a definitive agreement for the disposition of MRC and its subsidiaries. Under the provisions of the agreement with, among others, Messrs. Leslie A. Matthews and John S. Parkey, former officers or directors of either the Company or its subsidiaries, the Company transferred all of its common stock in MRC and, in consideration therefore, received $660,800 in cash and $100,200 in long-term obligations of New MMI and PHSC. Pursuant to the June 8th agreement, Messrs. Matthews and Parkey, together with Paul I. Gaumnitz, surrendered for cancellation 26,500,000 shares of the Company's common stock, representing 43% of the then outstanding shares, all
946.433 outstanding shares of the Company's Series B Preferred Stock and all of their options to purchase the Company's common stock. In connection with the June 8 disposition, the Company exchanged releases with MRC, its subsidiaries and its management which released the Company from all liabilities, losses and claims, whether known or unknown, based on conduct or events prior to June 8, 1995.

    In reviewing Management's Discussion and Analysis of Financial Condition and Results of Operations, reference is made to the consolidated financial statements and notes thereto, included under Item 7 - "Financial Statements" in this Annual Report on Form 10-KSB.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Income, which consists of interest and dividend income, management fee income and gain on sale of investment, was $162,807 for the year ended March 31, 1996 and $95,375 for the year ended March 31, 1995. The increase in 1996 was primarily attributable to the gain on sale of investment. Income from management fees and gain on sale of investment are not expected to recur.

    Expenses, which consist of general and administrative, salaries and interest, were $437,309 for the year ended March 31, 1996 and $371,525 for the year ended March 31, 1995. The increase for 1996 was primarily attributable to an increase in professional services expenses.

IMPACT OF INFLATION

    The Company believes its operations are not significantly affected by inflation.

LIQUIDITY AND FUTURE OUTLOOK

    The Company is presently meeting its working capital requirements from its cash balances and collections of its receivables. For the year ended March 31, 1996 the Company received approximately $660,000 in cash related to the June 8 disposition. Although there can be no assurance, the Company believes it has sufficient financial resources to sustain its operations for the next twelve months, provided the judgment against the Company in the Birbara action is not
                                                         -------
enforced.  See Item 3: "Legal Proceedings".

    The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has a judgement and a claim asserted against it. The report of the Company's independent auditors to the board of directors states that "These conditions raise substantial doubt as to the Company's ability to continue as a going concern".

    The Company's plan is to acquire or merge with a viable business and defend or resolve legal proceedings against it. There can be no assurance that the Company will be successful in achieving any objectives of its plan. The Company's plan is being implemented by its sole officer and director, who is currently serving without regular cash compensation. See Item 10: "Executive Compensation".

    The Company is currently involved in two legal proceedings for which it has made a provision. The Company believes that no material liability, in excess of the amount provided, will occur as a result of the outcome of these proceedings. However, there can be no assurance of this. Any settlement of the legal proceedings against the Company will, in all likelihood, significantly reduce the Company's assets and directly adversely affect its liquidity. For example, the Company does not currently have sufficient assets to post a surety bond with the Court to prevent the plaintiffs in the Birbara proceeding from enforcing
                                           -------
their judgement against the assets of the Company. In addition, the amount of the judgement exceeds the amount of the total assets of the Company. See Item 3: "Legal Proceedings".

    The Company currently has no existing lines of credit or other sources of financing.

ITEM 7:  FINANCIAL STATEMENTS

    Consolidated Financial Statements of the Company are located at the end of this Annual Report, beginning on Page F-1.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no such changes or disagreements.



                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


    The following table sets forth information concerning the directors, executive officers, and key employees of the Company:

         Name                        Age    Position
         ----                        ---    --------

    Dennis R. Williamson              53    President, Chief Executive Officer
                                            and Director

    All directors are elected to hold office until the next annual meeting of stockholders of CRI or until their successors have been elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

    CRI's Articles of Incorporation (the "Articles") require that three directors serve on its Board. Leslie A. Matthews resigned as a director of CRI on June 8, 1995 and there are currently two vacancies on CRI's Board of Directors. CRI is evaluating its alternatives to either comply with or amend its Articles.

    The business experience of the Company's only director and executive officer is as follows:

    Dennis R. Williamson was elected President and a Director of the Company in January 1989. He was a principal of Prime Grieb & Co. Limited, a financial intermediary headquartered in London, England from 1985 to 1988. Prior to 1985, for more than seven years, he was employed in various capacities by American Express Bank in its offices in London, Athens and Bahrain. In addition, Mr. Williamson was a Vice President of The First National Bank of Chicago, in London, from 1972 to 1974. Mr. Williamson majored in physics at the University of Chicago.

ITEM 10: EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation for services paid or owed to the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (the "Named Officers") for the year ended March 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                                      -------------------

     NAME AND
     PRINCIPAL POSITION                                    SALARY
     ------------------                                    ------


     Dennis R. Williamson                                  $102,500
        President & Chief
        Executive Officer


    The Company did not grant, and none of the Named Officers exercised, any stock options or free standing stock appreciation rights during the year ended March 31, 1996.

EMPLOYMENT AGREEMENT

    In September 1993, the Company entered into a five-year employment agreement with Mr. Williamson (the "Employment Agreement"). Mr. Williamson's initial base salary was $150,000 under the Employment Agreement. The Employment Agreement further provides that (i) it expires on August 31, 1998, (ii) the base salary for the executive increases 10% on April first of each year, (iii) the executive receives a car allowance of $500 per month, (iv) if the executive is terminated without cause, the Company will pay severance equal to one year of his then base salary, (v) upon death of the executive, his estate will receive a payment equal to six months of his then base salary, (vi) the executive agrees that he will devote at least ninety per cent of his full time efforts to the Company and
(vii) the executive will not compete with the Company for a period of five years after the termination of employment for any reason.

    Mr. Williamson has not received compensation since March 1995, however, the Company is accruing his unpaid compensation.

STOCK OPTION PLANS

    1988 Option Plan.  The Company's 1988 Stock Option Plan (the "1988 Plan")
    -----------------
was adopted by the Board of Directors and approved by its stockholders in December 1988. The Plan is administered by a committee of members of the Company's Board of Directors (the "Committee"). The Committee is authorized to issue incentive and/or non-qualified stock options to key employees, officers and directors of the Company and its subsidiaries. Under the 1988 Plan, 15,000,000 shares of common stock are reserved for issuance upon the exercise of stock options. The 1988 Plan authorizes the Committee to determine the optionees, the times when the optionees shall receive options, whether the options shall be incentive or non-qualified, the number of shares subject to each option, the term of each option, the date(s) each option may be exercised in part or in installments and, if in installments, the number of shares subject to each installment, the date each installment may be exercised, the term of each such installment and, the form of payment upon exercise.

    The Committee is authorized to determine the exercise price of the options; provided, however, that the exercise price for all options shall be at least fair market value on the date of the grant (and at least 110% of fair market value on the date of grant for optionees owning, or deemed to own, more than 10% of the Company's combined voting power of all classes of stock).

     Under the 1988 Plan, options that have vested may be exercised at any time within three months after the termination of the optionee's employment with the Company or any of its subsidiaries, or by its estate within one year after the optionee's demise, but not later than the expiration of the option.

    As of May 17, 1996, options to purchase 2,000,000 shares of common stock were issued and outstanding to one executive under the 1988 Plan. The options expire in 1997.

    1993 Option Plan.  The Company's 1993 Stock Option Plan (the "1993 Plan")
    -----------------
was adopted by the Company's Board of Directors in December 1993 and was ratified by a majority of the Company's shareholders in June 1995. The 1993 Plan is administered by a stock option committee of not less than two members of the Company's Board of Directors (the "1993 Committee"). The 1993 Committee is authorized to issue incentive and/or non-qualified five year options to key employees, officers, and directors of the Company and its subsidiaries to purchase up to 20,000,000 shares of the Company's common stock provided that the options may not be exercised by any optionee in any calendar year, to the extent that all options exercised by such optionee would exceed $100,000 in such calendar year. The 1993 Plan gives the 1993 Committee the same authorization that the 1988 Plan gives the Committee.

    The exercise price shall be determined by the 1993 Committee provided that the exercise price for all options shall be at least 110% of fair market value on the date of grant.

    Options that have vested under the 1993 Plan may be exercised at any time within 60 days after the termination of the optionee's employment with the Company or any of its subsidiaries, or by its estate within one year after the optionee's demise, but not later than the expiration of the option.

    As of May 17, 1996, options to purchase 6,000,000 shares of common stock were issued and outstanding to one executive under the 1993 Plan. The options expire in 1998.

COMPENSATION OF DIRECTORS

    No compensation was paid to directors for their services during fiscal 1996. Director expenses related to attending meetings of the Board of Directors are reimbursed by the Company.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows, as of May 17, 1996, the beneficial ownership of the Company's outstanding equity securities by (i) any person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) all directors, (iii) each of the Named Officers, and (iv) all directors and officers of the Company (as a group). Holders of the Series A Preferred Stock are not entitled to vote, other than as provided in the Company's Articles or by-laws.

                             NAME AND ADDRESS                NUMBER OF SHARES      PERCENT
TITLE OF CLASS               OF BENEFICIAL OWNER             BENEFICIALLY OWNED    OF CLASS
- --------------               -------------------             ------------------    --------
Common                       Dennis R. Williamson            15,987,417 (1)        38.5
                             26 Mill Plain Rd. Suite B
Series A Preferred (2)       Danbury, CT  06811                 200,000            95.2


Common                       All directors and               15,987,417            38.5
                             executives officers as a
Series A Preferred (2)       group (total of 1)                 200,000            95.2


Common                       Glenn Smith                      2,250,000             6.5
                             2013 Edinburg Ave.
                             Cardiff by the Sea, CA 92007

(1) Includes 5,000,000 shares that may be acquired, within 60 days from May 17, 1996, by exercising options granted under the 1988 Plan and the 1993 Plan, and 2,000,000 shares that may be acquired, within 60 days from May 17, 1996, upon conversion of 200,000 shares of Series A Preferred Stock.

(2) Series A Preferred Stock has a redemption value of $1.00 per share and is convertible into 10 shares of common stock for each share of Series A Preferred Stock.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DISPOSITION OF MEDICAL RESOURCES CORPORATION

    On June 8, 1995, the Company entered into a definitive agreement for the disposition of MRC and its subsidiaries. Under the provisions of the agreement with, among others, Messrs. Leslie A. Matthews and John S. Parkey, former officers or directors of either the Company or its subsidiaries, the Company transferred all of its common stock in MRC and, in consideration therefore, received $660,800 in cash and $100,200 in long-term obligations of New MMI and PHSC. Pursuant to the agreement, Messrs. Matthews and Parkey, together with Paul I. Gaumnitz, surrendered for cancellation 26,500,000 shares of the Company's common stock, representing 43% of the then outstanding shares, all
946.433 outstanding shares of the Company's Series B Preferred Stock and all of their options to purchase the Company's common stock. In connection with the June 8th disposition, the Company exchanged releases with MRC, its subsidiaries and its management which released the Company from all liabilities, losses and claims, whether known or unknown, based on conduct or events prior to June 8, 1995. See Item 1: "Description of Business".

ACQUISITION OF MEDICAL MARKETING

    In September 1993, the Company acquired Medical Marketing by merger with a subsidiary of MRC (the "Merger"). Pursuant to the MMI Acquisition, the Company issued to the selling stockholders, who are now former officers and directors of either the Company or MRC, 25,000,000 shares of its common stock, 946.433 shares of its Series B Preferred Stock, and approximately $804,000 in five-year promissory notes with payments commencing November 30, 1994. The Company repaid approximately $302,000 of the principal amount of the promissory notes on the date of the acquisition. In connection with the Merger, Messrs. Matthews and Parkey (a former director of the Company and the Executive Vice President of MRC, respectively) received 15,000,000 and 10,000,000 shares of the Company's common stock, 567.9 and 378.6 shares of Series B Preferred Stock and $180,130 and $321,427 of 6% secured five-year promissory notes with payments commencing on November 30, 1994, respectively.

    In addition, the Company agreed with the former owners of MMI (Messrs. Matthews and Parkey) to raise not less than $1,000,000 of capital or working capital by not later than November 30, 1994. In the event that at least $1,000,000 of capital or working capital was not raised by November 30, 1994, Messrs. Matthews and Parkey, jointly, had the option to unwind the Merger. Subsequent to March 31, 1994, Messrs. Matthews and Parkey waived their right to unwind the Merger.

    With the completion of the disposition of MRC and its subsidiaries by the Company on June 8, 1995, the Company has no further obligations in relation to the Merger. See Item 1: "Description of Business - Recent Developments".

LEASE OF OFFICE AND WAREHOUSE

    In connection with the Merger, a subsidiary of MRC entered into a lease for office and warehouse space at 3030 Gillham Road in Kansas City, Missouri with Gillham Road Real Estate, Inc. ("GRRE"). Mr. Matthews, a former director of the Company, is the sole stockholder of GRRE. The annual rent under the lease was $100,000 and the lease expires in August 1996. In April 1994, the lease was amended and the annual rental was increased to $130,000. The increase was due to the acquisition of PHS, which occupied space in the same building and for additional space that was required by the expansion of MRC's business.

    During the fiscal years ended March 31, 1995, MMI paid $130,000 in rent under the lease. The Company believes that the terms of the lease were no less favorable than could be obtained from an unaffiliated party. However, the Company did not conduct an independent study as to the value of real estate in the area.

    With the completion of the disposition of MRC and its subsidiaries by the Company on June 8, 1995, the Company has no further obligations in relation to this lease.

ACQUISITION OF PHS

    In March 1994, a subsidiary of MRC acquired the assets and business of PHS, and assumed certain liabilities, for $852,000. In connection with this acquisition, the sellers received

6% three-year promissory notes totaling $276,819, non-interest bearing three-year promissory notes totaling $276,819, and 20,000 shares of common stock of MRC pursuant to non-compete agreements. In addition, the sellers were allowed to retain cash and receivables of PHS totaling $442,008. Mr. Matthews, a former director of the Company, is a stockholder of the seller. The stock was valued at five dollars per share for a total of $100,000. Mr. Matthews, a former director of the Company, received 5,000 shares of the 20,000 shares issued.

    With the completion of the disposition of MRC and its subsidiaries by the Company on June 8, 1995, the Company has no further obligations in relation to this acquisition.

TFF ACQUISITION AND MINSKY SETTLEMENT

    In January 1989, the Company acquired 100% of the outstanding capital stock of TFF, Inc., a holding company whose subsidiary was Technology Finance Group, Inc. ("TFG"), a computer leasing and asset management business. The consideration for the acquisition was the issuance of 20,400,000 shares of the Company's common stock to four individuals including Dennis R. Williamson, the Company's President and director, and Jerry Minsky, TFG's President. Messrs. Williamson and Minsky each received 8,160,000 shares of the Company's common stock in the acquisition and both purchased $200,000 of the Company's Series A Preferred Stock, simultaneously with the acquisition. Upon consummation of the TFF acquisition, Mr. Minsky became the Chairman of the Board and Chief Executive Officer of CRI.

    In June 1989, Mr. Minsky resigned as Chairman of the Board and Chief Executive Officer of the Company in connection with the settlement of a series of disputes concerning Mr. Minsky and the Company with respect to liabilities for sales taxes and claims from investors in equipment trusts (the "Settlement"). Pursuant to the Settlement, the Company agreed to indemnify Mr. Minsky against any liabilities arising from sales taxes and claims from investors in equipment trusts. Mr. Williamson pledged 920,000 shares of common stock and 37,500 shares of Series A Preferred Stock to secure CRI's obligation under such indemnity agreement. CRI has also agreed with Mr. Minsky that it will not declare or pay any cash dividends on its common stock until CRI's indemnity obligations have been paid, satisfied, or waived. To date, no claims have been made against CRI or, to CRI's knowledge, Mr. Minsky in connection with the circumstances surrounding the dispute.

                                    PART IV


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.
    ---------

2. Plan of purchase, sale, reorganization, arrangement, liquidation or succession.

2.1 Disposition Agreement dated June 8, 1995, effective March 31, 1995, by and among the Company, MRC, MRC's subsidiaries, Leslie A. Matthews, John
       S. Parkey and certain officers and shareholders of MRC and its subsidiaries. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 21, 1995).

2.2 Agreement and Plan of Merger among CRI, MRC, MAT Inc., Leslie A. Matthews and John S. Parkey as of September 1, 1993. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated September 1,
       1993).

2.3 Asset Purchase Agreement dated as of March 1, 1994 by and among PHS Acquisition Corp., Ventura Incorporated and Mobile Diagnostic Services Corporation. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated April 6, 1994).

2.4 Asset Purchase Agreement dated as of March 1, 1994 by and among Portable Health Services of Oklahoma, Inc., Ventura Incorporated and Mobile Diagnostic Services Corporation. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated April 6, 1994).

2.5 Plan of Reorganization dated as of January 1, 1992 by and among the Company, Blue Chip Computerware, Inc. and Gary and Barbara Droutman. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 13, 1992).

2.6 Plan of Reorganization dated as of January 1, 1992 by and among the Company, Blue Chip Computerware, Inc. and certain shareholders of the Technical Services Group, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 13, 1992).

3.     Articles of incorporation and by-laws.

3.1 Articles of incorporation, as amended, of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, as amended).

3.2 By-laws of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, as amended).

4. Instruments defining the rights of security holders, including indentures. None.

 9.    Voting trust agreement and amendments.  None.

10.    Material contracts.

10.1 Settlement Agreement dated June 1989 between Jerry Minsky and the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, as amended).

10.2 Severance Agreement dated May 31, 1991 between the Company and Gordon Locke. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

10.3 Agreement dated June 11, 1992 by and among the Company, Blue Chip Computerware, Inc., Droutman Enterprises, Inc., and The Technical Services Group, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 22, 1992).

10.4 The Company's 1988 Stock Option Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, as amended).

10.5 The Company's 1993 Employee Stock Option Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, as amended).

10.6 Non-Competition Agreement dated as of March 1, 1994 between MRC and its subsidiaries and Ventura Incorporated. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated April 6, 1994).

10.7 Escrow Agreement dated as of September 1, 1993 by and among the Company, MRC, MAT, Inc., Leslie Matthews, John S. Parkey and Gordon Locke, Esq., as Escrow Agent. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated September 1, 1993).

10.8 Employment Agreement dated as of September 1, 1993, as amended, between MAT, Inc. and Leslie A. Matthews. (Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, as amended).

10.9 Employment Agreement dated as of September 1, 1993, as amended, between MAT, Inc. and John S. Parkey. (Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, as amended).

10.10 Employment Agreement dated as of September 1, 1993, as amended, between Creative Resources, Inc. and Dennis R. Williamson. (Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994, as amended).

  11. Statement re: computation of per share earnings. The computation can be determined clearly from the material contained in the financial statements to the Company's Annual Report on Form 10-KSB.

  13. Annual report to security holders for the last fiscal year, Form 10-QSB or quarterly report to security holders. None.

  16.  Letter on change in certifying accountant.  None.

  18.  Letter on change in accounting principles.  None.

  21.  Subsidiaries of the small business issuer.

       21.1 Apple Leasing Company, Inc.  (Delaware)

       21.2 Columbia Capital Corporation  (Illinois)

       21.3 Trans-Atlantic Licensing Company, Inc.  (Nevada)

  22. Published report regarding matters submitted to vote of security holders. None.

  23.  Consents of experts and counsel.  None.

  24.  Power of attorney.  None.

  27.  Financial Data Schedule.

  28. Information from reports furnished to state insurance regulatory authorities. None.

  99.  Additional Exhibits.  None.

(b)  Current Reports on Form 8-K.
     ----------------------------

  1.   Current Report on Form 8-K dated April 11, 1996 (Item 5).

                                   SIGNATURES
                                   ----------

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Creative Resources, Inc.
                                                    (Registrant)



                                             By: /s/ Dennis R. Williamson
                                                 ------------------------
                                                     Dennis R. Williamson
                                                            President
  June 26, 1996


  In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                                  Title        Date
  ---------                                  -----        ----


                             President and Director
                             (Principal Executive,
/s/ Dennis R. Williamson     Accounting and Financial
- ------------------------
Dennis R. Williamson         Officer)
                                                          June 26, 1996

                                           Creative Resources, Inc.
                                                   and Subsidiaries

                                                           Contents

- -------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-2



CONSOLIDATED FINANCIAL STATEMENTS:
 Balance sheet                                                     F-3
 Statements of operations                                          F-4
 Statements of changes in stockholders' equity (deficit)           F-5
 Statements of cash flows                                          F-6
 Notes to consolidated financial statements                 F-7 - F-16

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Board of Directors of
   Creative Resources, Inc.
   Danbury, Connecticut


   We have audited the accompanying consolidated balance sheet of Creative Resources, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Resources, Inc. and subsidiaries as of March 31, 1996 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

   The financial statements referred to above have been prepared assuming that
   the Company will continue as a going concern.   As discussed in Notes 6 and
   10(a) to the financial statements, the Company has suffered losses and has claims asserted against it relating to its discontinued operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                BDO Seidman, LLP

Valhalla, New York
May 6, 1996, except
for Note 10(a) which is
as of June 26, 1996

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

- ----------------------------------------------------------------------------------------------

March 31,                                                                                 1996
- ----------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents (Notes 1(c) and (d))                                  $   399,405
   Notes receivable                                                                      3,256
- ----------------------------------------------------------------------------------------------
                 TOTAL CURRENT ASSETS                                                  402,661
PROPERTY AND EQUIPMENT, NET  (NOTES 1(e) AND 4)                                          4,761
- ----------------------------------------------------------------------------------------------
                                                                                   $   407,422
- ----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                            $   138,371
  Accrued compensation                                                                 202,500
  Liabilities from discontinued operations (Notes 1(h) and 6)                          550,911
  Current maturities of capital lease obligations (Note 5)                               2,893
- ----------------------------------------------------------------------------------------------
               TOTAL CURRENT LIABILITIES                                               894,675
CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 5)                              3,129
- ----------------------------------------------------------------------------------------------
               TOTAL LIABILITIES                                                       897,804
- ----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 8 AND 10)
STOCKHOLDERS' DEFICIT (NOTES 6, 7 AND 8):
  Preferred stock, $1 par value, 500,000 shares authorized:
      Series A, 210,000 shares issued and outstanding                                  210,000
      Series B, none issued and outstanding                                                  -
  Common stock, $.01 par value, 100,000,000 shares authorized,
        34,483,110 issued and outstanding                                              344,831
  Additional paid-in capital                                                           753,600
  Deficit                                                                           (1,798,813)
- ----------------------------------------------------------------------------------------------
               TOTAL STOCKHOLDERS' DEFICIT                                            (490,382)
- ----------------------------------------------------------------------------------------------
                                                                                   $   407,422
- ----------------------------------------------------------------------------------------------
                                   See accompanying notes to consolidated financial statements.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

- -----------------------------------------------------------------------------------------------
Years ended March 31,                                                  1996          1995
- -----------------------------------------------------------------------------------------------
INCOME:
  Interest and dividend income                                     $    16,426   $    42,410
  Other (Note 3)                                                       146,381        52,965
- -----------------------------------------------------------------------------------------------
                                                                       162,807        95,375
- -----------------------------------------------------------------------------------------------
EXPENSE:
  General and administrative expenses                                  436,546       351,354
  Interest expense                                                         763        20,171
- -----------------------------------------------------------------------------------------------
                                                                       437,309       371,525
- -----------------------------------------------------------------------------------------------
                         LOSS FROM CONTINUING OPERATIONS BEFORE       (274,502)     (276,150)
                          INCOME TAXES
TAXES ON INCOME (NOTES 1(f) AND 9)                                           -             -
- -----------------------------------------------------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                   (274,502)     (276,150)
LOSS FROM DISCONTINUED OPERATIONS  (NOTES 1(h) AND 6)                  (22,574)   (1,360,700)
- -----------------------------------------------------------------------------------------------
NET LOSS                                                           $  (297,076)  $(1,636,850)
- -----------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE (NOTES 1(g) AND 6):
   Loss from continuing operations                                       $(.01)  $         -
   Loss from discontinued operations                                         -          (.03)
- -----------------------------------------------------------------------------------------------
NET LOSS                                                                 $(.01)        $(.03)
- -----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            39,492,699    60,962,836
 OUTSTANDING (NOTE 1(g))
- -----------------------------------------------------------------------------------------------
                                   See accompanying notes to consolidated financial statements.

                                                                                  Creative Resources, Inc.
                                                                                          and Subsidiaries

                                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

- ------------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------------
                                 Series A               Series B
                                 Preferred             Preferred                                      Additional
                                   Stock                 Stock                  Common Stock            Paid-in
                             ----------------    -------------------         -------------------        Capital
                                                                                                       (Excess
                             Shares    Amount    Shares       Amount         Shares       Amount    Distributions)
- ------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994    210.000  $210,000   946.433      $ 946,433    60,930,306   $ 609,303      $(1,405,408)
Preferred stock dividends          -         -         -              -             -           -                -
Sale of common stock               -         -         -              -        52,804         528            9,472
Net loss                           -         -         -              -             -           -                -
- ---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995    210.000   210,000   946.433        946,433    60,983,110     609,831       (1,395,936)
Disposition of subsidiary          -         -  (946.433)      (946,433)  (26,500,000)   (265,000)       2,149,536
Preferred stock dividends          -         -         -              -             -           -                -
Net loss                           -         -         -              -             -           -                -
- ---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996    210.000  $210,000         -      $       -     34,483,110   $ 344,831      $   753,600
- ---------------------------------------------------------------------------------------------------------------------

                                               Total
                               Retained    Stockholders'
                               Earnings        Equity
                               (Deficit)     (Deficit)
- ------------------------------------------------------

Balance at March 31, 1994    $   205,175     $   565,503
Preferred stock dividends        (61,662)        (61,662)
Sale of common stock                   -          10,000
Net loss                      (1,636,850)     (1,636,850)
- --------------------------------------------------------
Balance at March 31, 1995     (1,493,337)     (1,123,009)
Disposition of subsidiary              -         938,103
Preferred stock dividends         (8,400)         (8,400)
Net loss                        (297,076)       (297,076)
- --------------------------------------------------------
Balance at March 31, 1996    $(1,798,813)    $  (490,382)
- --------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                Increase (Decrease) in Cash and Cash Equivalents

- -------------------------------------------------------------------------------------

Years ended March 31,                                            1996         1995
- -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net loss to net cash used
  by operating activities:
  Net loss                                                    $(297,076)  $(1,636,850)
- -------------------------------------------------------------------------------------
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                 2,305       197,561
    Loss on sale of business segment                              3,827             -
    Gain on sale of investment                                  (86,381)            -
    Changes in assets and liabilities:
     Due from affiliate                                               -       216,900
     Accounts receivable, trade                                      74       (28,492)
     Inventories                                                      -        19,461
     Income taxes receivable                                          -        (5,000)
     Other assets                                                 2,040       (29,397)
     Accounts payable and accrued expenses                      114,130       311,730
     Income taxes payable                                             -       (60,700)
     Liabilities from discontinued operations                   (83,151)      501,544
     Unearned revenue                                                 -       (20,000)
- -------------------------------------------------------------------------------------
      Total adjustments                                         (47,156)    1,103,607
- -------------------------------------------------------------------------------------
      NET CASH USED BY OPERATING
      ACTIVITIES                                               (344,232)     (533,243)
- -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in marketable securities                                 -         6,482
  Purchases of property and equipment                              (212)     (180,112)
  Payments received on notes and other receivables                    -        10,529
  Advances to officers, affiliates and others, net                    -       (93,120)
  Acquisition of businesses                                           -       (99,557)
  Proceeds from sale of investment                               90,000             -
  Proceeds from disposition of business segment                 661,590             -
- -------------------------------------------------------------------------------------
      NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                                751,378      (355,778)
- -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                 (8,400)      (61,662)
  Net proceeds under line of credit agreement                         -       700,000
  Proceeds from private placement                                     -        10,000
  Principal payments on long-term debt                           (2,619)      (71,675)
  Note payable                                                        -        58,862
  Due to related party                                                -        38,192
- -------------------------------------------------------------------------------------
      NET CASH (USED) PROVIDED BY FINANCING
      ACTIVITIES                                                (11,019)      673,717
- -------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            396,127      (215,304)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD             3,278       218,582
- -------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT THE END OF THE PERIOD           $ 399,405   $     3,278
- -------------------------------------------------------------------------------------
                         See accompanying notes to consolidated financial statements.

                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

1.     SUMMARY OF            (a)  Description of Business
       SIGNIFICANT
       ACCOUNTING POLICIES   Creative Resources, Inc. ("CRI") and subsidiaries, collectively,
                             (the "Company") has disposed of or discontinued all significant operations.  It is presently meeting its working capital
                             requirements through its cash balances and collections of its receivables.

                             The accompanying financial statements have been prepared
                             assuming that the Company will continue as a going concern.  The
                             Company has suffered losses and has a judgment and a claim asserted against it (Note 10).  As a result, these matters raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's plan is to acquire or merge with a viable business and defend or resolve legal proceedings against
                             it.  There can be no assurance that the Company will be successful in achieving any objective of its plan.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                             (b)Consolidated Financial Statements

                             The consolidated financial statements include the accounts of
                             Creative Resources, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.

                             (c)Cash Equivalents

                             The Company considers all short-term investments with an
                             original maturity of three months or less to be cash equivalents.

                             (d)Credit Risk

                             The Company has cash deposits with banks which may
                             occasionally be in excess of federally insured limits.

                             (e)  Property, Equipment and Depreciation

                             Property and equipment are stated at cost.

                             Depreciation is provided on the straight-line method over the following estimated useful lives:

                             -------------------------------------------------------------
                             Furniture and fixtures                              5 years

                             Equipment                                           5 years

                             Leased computer equipment                           5 years
                             -------------------------------------------------------------

                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             (f)Income Taxes

                             No provision for income taxes has been made for the years ended
                             March 31, 1996 and 1995 due to net losses.  Deferred taxes, if any, are provided on the differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods.

                             (g)Earnings Per Share

                             Earnings per share is computed by dividing net income, reduced by paid and cumulative unpaid preferred stock dividends, by the weighted average number of shares of common stock outstanding during each period.  The weighted average number of shares of common stock outstanding does not include stock options
                             authorized under the stock option plans as they are not dilutive.

                             (h)Discontinued Operations

                             In March 1995, the Company agreed to dispose of its subsidiary
                             Medical Resources Corporation ("MRC"), its subsidiary Medical
                             Marketing Inc. and its subsidiaries Portable Health Services
                             Corporation ("PHSC") and Long Term Care Physicians, Inc.
                             ("LTCP").

                             On June 8, 1995, the Company entered into a definitive agreement for the disposition of MRC and its subsidiaries.  The net loss  and liabilities from discontinued operations relate to these subsidiaries and to previously discontinued businesses.

                             (i)Use of Significant Estimates in Preparation of Financial Statements

                             The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimate in the Company's balance sheet is the determination of the liability


                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             for discontinued operations which is provided based upon
                             estimates for the costs to dispose of discontinued operations.
                             Although management's estimates are not expected to change in the near term, the costs the Company will ultimately incur could differ from the amounts recorded.

                             (j)Financial Instruments

                             The carrying amounts of financial instruments including cash, notes receivable and accounts payable approximated fair value as of March 31, 1996 because of the relatively short maturity of these instruments.  The carrying value of long-term debt,
                             including current portion, approximated fair value as of March 31,
                             1996 based upon quoted market prices for similar debt.

2.     FORMER ACQUISITIONS   Formation of MRC and MAT

                             CRI formed a wholly owned subsidiary, MRC, which also formed a wholly owned subsidiary, MAT, Inc. ("MAT") to facilitate the acquisitions of Medical Marketing, Inc. ("MMI") and Medical
                             Marketing, Inc. of Tampa ("CMI").  Prior to these acquisitions, CRI and its subsidiaries were considered to be inactive companies for financial reporting purposes.  Accordingly, the acquisition described in the next paragraph was, for accounting purposes, considered a reverse acquisition.

                             Acquisition of MMI and CMI

                             In September 1993, CRI acquired MMI and CMI by merger with and into MAT (the "Merger").  Pursuant to the acquisitions, CRI issued to the selling shareholders, who are now former officers and directors of either the Company or MRC, 25,000,000 shares of its common stock,
                             946.433 shares of its Series B Preferred Stock, and approximately
                             $804,000 in five-year promissory notes with payments commencing
                             November 30, 1994 ("Seller Notes").  CRI repaid approximately
                             $302,000 of the principal amount of the promissory notes on the date of the acquisition leaving a balance outstanding of $501,557.  In connection with the Merger, Messrs. Matthews and Parkey, (a former director of
                             CRI and the Executive Vice President of MRC, respectively) received
                             15,000,000 and 10,000,000 shares of CRI's common stock, 567.9 and
                             378.6 shares of Series B preferred stock ("Series B") and $180,130 and
                             $321,427 of 6% secured five-year promissory notes with payments commencing on November 30, 1994, respectively.


                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             This acquisition was accounted for as 1) a merger of MMI and CMI, accounted for in a manner similar to a pooling of interest, since these companies were under common control, 2) a recapitalization of the newly combined company MAT, which included a distribution of debt and preferred stock to its stockholders and 3) a purchase by MAT of
                             CRI, with the net tangible assets of CRI recorded at their historical values.

                             The Seller Notes were secured by a security interest in all of MAT's assets and were guaranteed by MRC.  MRC pledged all of the common stock of MAT as security for its guarantee.

                             LTCP's Acquisition of PECI

                             In January 1994, LTCP acquired the assets and business of the Nursing
                             Home Division of Professional Eye Care, Inc. ("PECI") in an
                             acquisition accounted for as a purchase.  The purchase price was
                             $200,000 in cash.  Assets acquired included accounts receivable, inventory and equipment recorded at fair value, totalling $58,590.  The excess was allocated to goodwill to be amortized over ten years.  In connection with the purchase, the owner of PECI, entered into a three year employment agreement to manage the optometric business of
                             LTCP.

                             PHSC's Acquisition of PHS

                             In March 1994, PHSC acquired certain assets and liabilities and the business of PHS Acquisition Corp., and Portable Health Services of
                             Oklahoma, Inc, (together "PHS") in acquisitions accounted for using the purchase method.  The purchase price was approximately $752,000.  In connection with the acquisitions, MRC entered into a ten year non-
                             compete agreement of which 20,000 shares of MRC stock was issued.
                             The stock was valued at five dollars per share for a total of $100,000.

                             Each of these acquisitions were disposed of on June 8, 1995 (Note 6).

3.        INVESTMENT AND     In December 1992, CRI entered into a loan agreement, whereby it
          LOAN PAYABLE       borrowed, on a non-recourse basis, approximately 404,000 pounds sterling from a foreign company. The loan bears interest at 10% per annum and was due in December 1994. The proceeds from the loan were utilized to purchase 894,000 shares of stock in a foreign
                             corporation as prescribed in  the loan agreement.   The interest on the


                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             loan was to be paid only from dividends or other distributions received in respect to the investment, or any proceeds from the sale of the investment. The Company, at its option, had the right of offset to satisfy the loan and any accrued interest by transferring the investment to the lender.

                             On April 1, 1995, the Company sold its investment and satisfied the loan payable.  Based on this transaction, the Company recognized a gain of
                             $86,381.  This amount was included in other income for the year ended
                             March 31, 1996.

4.         PROPERTY AND      Property and equipment consist of:
            EQUIPMENT

                             March 31,                                                              1996
                             ---------------------------------------------------------------------------------
                             Furniture and fixtures                                               $ 4,533

                             Equipment                                                              4,138

                             Leased computer equipment                                              3,968
                             ---------------------------------------------------------------------------------
                                                                                                   12,639

                             Less accumulated depreciation                                         (7,878)
                             ---------------------------------------------------------------------------------
                                                                                                  $ 4,761
                             ---------------------------------------------------------------------------------

5.        CAPITAL LEASES     The total minimum future lease payments and present value of the minimum lease payments for computer equipment under capital lease are as follows:

                             Year Ended March 31,
                             ---------------------------------------------------------------------------------
                              1997                                                                     $ 3,717

                              1998                                                                       3,408
                             ---------------------------------------------------------------------------------
                                Total minimum lease payments                                             7,125

                             Less imputed interest                                                      (1,103)
                             ---------------------------------------------------------------------------------
                             Present value of minimum lease payments                                   $ 6,022
                             ---------------------------------------------------------------------------------

                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

6.         DISCONTINUED      On June 8, 1995, the Company entered into a definitive agreement for
           OPERATIONS        the disposition of its subsidiary MRC, its subsidiary Medical Marketing,
                             Inc. and its subsidiaries PHSC and LTCP.  The results of their operations have been included in discontinued operations for the periods presented.

                             Under the provisions of the agreement with, among others, Messrs.
                             Leslie A. Matthews and John S. Parkey, former officers and directors of either CRI or its subsidiaries, CRI transferred all of its common stock in MRC and, in consideration thereof, received $660,800 in cash and
                             $100,200 in long-term obligations.  Messrs. Matthews and Parkey, together with Paul I. Gaumnitz, surrendered for cancellation 26,500,000 shares of CRI's common stock, representing 43% of the then outstanding shares, all 946.433 outstanding shares of CRI's Series B preferred stock and all of their options to purchase CRI's common stock.  The surrender of the shares resulted in an increase in equity of approximately $938,000 primarily due to distributions which were not paid.  In connection with the disposition, the Company exchanged releases with MRC, its subsidiaries and its management which released the Company from all liabilities, losses and claims, whether known or unknown, based on conduct or events prior to June 8, 1995.

                             The Company will recognize the $100,200 in long-term receivables as income as the cash is received.  For the year ended March 31, 1996,
                             $48,079 in long-term receivables were collected and recognized as income.

                             The Company currently has one employee.  The Company is seeking to acquire or merge with a viable business.  There can be no assurance the
                             Company will acquire such a business or, if it does, that such acquisition will result in profitable operations for the Company in the future.

                             The Company's other former businesses were software distribution and leasing equipment.  Ongoing litigation in relation thereto, more fully explained in Note 10, has resulted in a jury award against the Company.


                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             At March 31, 1996, the liability from discontinued operations related to estimated costs associated with pending legal proceedings related to discontinued operations.  For the year ended March 31, 1996, the loss from discontinued operations primarily related to legal expenses associated with the discontinued operations offset by the collection of the long-term receivables.  For the year ended March 31, 1995, the loss from discontinued operations related to the net operating activity of
                             MRC and legal expenses associated with the discontinued operations.
                             There was no loss on the disposal of MRC and its subsidiaries.  The
                             Company expects to settle all liabilities related to discontinued operations during fiscal 1997.

7.      STOCK OPTION PLANS   In December 1988, CRI adopted the 1988 Stock Option Plan (the "1988
                             Plan") under which options for up to 15,000,000 shares of common stock can be granted as either incentive stock options or non-qualified stock options. Options granted under the 1988 plan may not have terms exceeding ten years (five years for qualified incentive stock options granted to a holder of 10% or more of the Company's common stock)
                             and may not have an exercise price of less than 100% of the fair value of the Company's common stock on the date of grant (110% for qualified incentive stock options granted to holders of 10% or more of the Company's common stock).

                             In December 1992, CRI granted an officer an option, pursuant to the
                             1988 Plan, to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $.05 per share through December
                             31, 1997. No options have been exercised.

                             In December 1993, CRI adopted the 1993 Stock Option Plan (the "1993
                             Plan") under which options for up to 20,000,000 shares of common stock can be granted as either incentive stock options or non-qualified stock options. Options granted under the 1993 Plan may not have terms exceeding five years and may not have an exercise price less than 110%
                             of the fair value of the Company's common stock on the date of the grant. Options may not be exercised by any optionee in any calendar year to the extent that all options exercised by such optionee exceed
                             $100,000.


                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             In December 1993, CRI granted options, pursuant to the 1993 Plan, to three officers, to purchase in the aggregate up to 12,000,000 shares of the Company's common stock at an exercise price of $.08 per share through December 1998. The options vest over the period at 10% on the first calendar day of January and July of each year. No options have been exercised.  On June 8, 1995, 6,000,000 options which were granted to three former officers were cancelled in connection with the
                             MRC disposition.

8.       PREFERRED STOCK     Series A

                             Series A, 8% Cumulative Convertible Preferred Stock ("Series A") has
                             a redemption value of $1.00 per share and is convertible into the
                             Company's common stock at the rate of ten common shares for each share of Series A stock. The holders are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of 8% per annum per share, cumulative, payable semi-annually. No dividends or other distributions shall be paid on the Company's common stock at any time the Company is in arrears in making payment of any dividends payable on account of the Series A. The Company has declared and paid
                             $8,400 in dividends on the Series A during the year ended March 31,
                             1996 and as of March 31, 1996 the Company has $8,400 of dividends in arrears.

                             Series B

                             Series B has a redemption value of $1,000.00 per share. The holders are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of 8% per annum per share, cumulative, payable semi-annually. No dividends or other distributions shall be paid on the
                             Company's common stock at any time the Company is in arrears in making payment of any dividends payable on account of the Series B.
                             The Company has not declared or paid any dividends on the Series B during the year ended March 31, 1996.  All outstanding shares of the
                             Series B were cancelled on June 8, 1995 as part of the Company's disposition of its subsidiary MRC.

9.       TAXES ON INCOME     No provision for income taxes has been provided for the years ended
                             March 31, 1996 and 1995 due to net losses.  The Company has net operating loss carryovers of approximately $4,000,000 for federal income tax purposes which expire through 2011. The Company recorded a 100% valuation allowance against the net deferred tax asset of approximately $1,300,000.

                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

10.       COMMITMENT AND     (a)  Legal proceedings
          CONTINGENCIES

                             The Company has legal proceedings pending against it.  The
                             Company has agreed to indemnify its current and former directors and officers against any losses or liabilities arising out of their service with the Company, including any losses or liabilities arising out of these legal proceedings.  The Company believes that no material liability, in excess of the amount provided, will result from the outcome of these proceedings.  The proceedings may be
                             summarized as follows:

                             The Company, a present officer and director, and a former officer and director have been named co-defendants in a civil action captioned Birbara and Massad v. Locke, et al. (May, 1990). This
                                       -----------------------------------
                             proceeding is pending in the United States District Court for the
                             District of Massachusetts, Central Division. The action was commenced by two investors in equipment managed by the
                             Company's former subsidiary, Technology Finance Group, Inc.
                             ("TFG"), a computer leasing and asset management business, and seeks damages allegedly arising from the sale of certain equipment in which the investments were made. The complaint in the action alleges causes of action for common law fraud, breach of contract, conversion and treble damages under Massachusetts' "unfair and deceptive business practices" act (the "Massachusetts Act").  The complaint seeks monetary damages in the amount of $340,000. On
                             May 8-10, 1995, all matters, with the exception of the claims under the Massachusetts Act, were tried before the Court and jury.  The jury denied all claims except for an award of $250,000 for breach of contract against all defendants.  In April 1996, the Court dismissed the Massachusetts Act claims and affirmed the $250,000 award plus accrued interest for a total judgment of $427,945 against all defendants.  An appeal has been filed with respect to such affirmance and is expected to be heard this Fall.

                             The Company, a present officer and director, two former officers and directors, a former director and a former officer have been named as co-defendants in a civil action, commenced in the United
                             States District Court for the District of Connecticut captioned GICC
                                                                                             ----
                             Capital Corp. v. Technology Finance Group, Inc. et al. (September,
                             ------------------------------------------------------
                             1991). The complaint alleges, among other things, that the defendants caused  certain  assets of  TFG to be  diverted to  the


                                                                                Creative Resources, Inc.
                                                                                        and Subsidiaries

                                                              Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------------------------------------

                             Company resulting in the insolvency of TFG. The complaint alleges causes of action under RICO and state law and seeks recovery for the unpaid balance of a $537,000 promissory note issued by TFG, which amount could be trebled under the RICO claims, and
                             exemplary damages. In October 1991, defendants filed a motion to dismiss the complaint.  The District Court accepted the
                             recommendation of a United States Magistrate Judge that the action be dismissed.  A final judgement was entered in favor of all defendants in August 1993.  Plaintiff appealed the dismissal of the
                             RICO and state law claims to the United States Court of Appeals for the Second Circuit, and that Court reversed the finding of the
                             District Court.  In August 1994, the defendants moved to dismiss on different grounds than previously briefed and, in January 1995, the District Court again granted their motion.  Plaintiffs again appealed to the Second Circuit and after argument the dismissal of the case was affirmed by decision and order dated October 1995.
                             Plaintiff moved for rehearing and rearguing en banc which were denied.  In April 1996, the plaintiff petitioned the United States
                             Supreme Court for a writ of certiorari.  Defendants have filed an opposition brief.  In June 1996, the United States Supreme Court denied the plaintiff's petition.

                             Management believes that these matters will not have a material adverse effect on the financial statements.

                             (b)Other

                             The Company, as part of a 1989 settlement with its former
                             Chairman and Chief Executive Officer, indemnified him against liability for TFG's failure to remit certain sales tax claims and failure to remit sums due equipment trust investors. No dividends may be paid on the Company's common stock until these
                             obligations have been satisfied or otherwise provided for. No claims have been made under this indemnity.
