Form 10QSB
period 1996-06-30
CREATIVE RESOURCES INC
filed 1996-08-09
CIK 814919

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

       For the transition period from ________________ to ______________


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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     State the number of shares outstanding of each of the issuer's classes of common stock as of July 26, 1996.

       Class                                          Outstanding
       -----                                          -----------

 Common Stock ($.01 par value)                        34,483,110

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,     March 31,
                                                                    1996          1996
                                                                ------------  ------------
             ASSETS                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $   261,189   $   399,405
  Notes receivable                                                      3,490         3,256
                                                                  -----------   -----------
    TOTAL CURRENT ASSETS                                              264,679       402,661

Furniture, fixtures and equipment, at cost, less accumulated depreciation of $8,350 and $7,878 at June 30, and
  March 31, 1996 respectively                                           6,385         4,761
                                                                  -----------   -----------

                                                                  $   271,064   $   407,422
                                                                  ===========    ==========

 LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $    13,141   $   138,371
  Accrued compensation                                                223,912       202,500
  Liabilities from discontinued operations                            550,911       550,911
  Current maturities of capital lease obligations                       3,021         2,893
                                                                  -----------   -----------
    TOTAL CURRENT LIABILITIES                                         790,985       894,675

Capital lease obligations, less current maturities                      2,324         3,129
                                                                  -----------   -----------
    TOTAL LIABILITIES                                                 793,309       897,804
                                                                  -----------   -----------

CAPITAL DEFICIT:
  Preferred stock, $1 par value, 500,000 shares authorized:
    Series A, 8% cumulative convertible preferred stock,
    $1 redemption value, 210,000 shares issued and outstanding        210,000       210,000
  Common stock, $.01 par value, 100,000,000 shares authorized,
    34,483,110 shares issued and outstanding                          344,831       344,831
  Additional paid-in capital                                          753,600       753,600
  Deficit                                                          (1,830,676)   (1,798,813)
                                                                  -----------   -----------
    TOTAL CAPITAL DEFICIT                                            (522,245)     (490,382)
                                                                  -----------   -----------

                                                                  $   271,064   $   407,422
                                                                  ===========    ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three months ended
                                                                  June 30,
                                                                1996   1995
                                                                ----   ----
                                                                (unaudited)

Income
  Other income                                                     $  3,740    $    466
  Management fees                                                         -      60,000
  Gain on sale of investment                                              -      86,381
                                                                   --------    --------

                                                                      3,740     146,847
Expense
  General and administrative expenses                                50,467      81,698
                                                                   --------    --------

     (Loss) income from continuing operations before income taxes   (46,727)     65,149

Taxes on income                                                           -           -
                                                                   --------    --------

Net (loss) income from continuing operations                        (46,727)     65,149

Income from discontinued operations                                  14,864       2,935

Loss on sale of business segment                                          -      (3,828)
                                                                   --------    --------

   NET (LOSS) INCOME                                               $(31,863)   $ 64,256
                                                                   ========    ========

Earnings per share:

  Loss from continuing operations                                  $      -    $      -
                                                                   ========    ========

  Income from discontinued operations                              $      -    $      -
                                                                   ========    ========

  Net loss (income)                                                $      -    $      -
                                                                   ========    ========


WEIGHTED AVERAGE SHARES OUTSTANDING                              34,483,110  34,483,110
                                                                 ==========  ==========


                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS


                                                       Three months ended
                                                             June 30,
                                                        1996          1995
                                                        ----          ----
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $ (31,863)   $  64,256
   Adjustments to reconcile net (loss) income
     to net cash absorbed by
     operating activities:

   Depreciation and amortization                            472          617
   Loss on sale of business segment                           -        3,827
   Gain on sale of investment                                 -      (86,381)

   Changes in assets and liabilities:
    Other assets                                              -          221
    Accounts payable and accrued expenses              (125,230)     (31,534)
    Accrued compensation                                 21,412            -
    Liabilities from discontinued operations                  -      (97,720)
                                                      ---------    ---------
      Net cash absorbed by
      operating activities                             (135,209)    (146,714)
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in notes receivable                   (234)         103
 Purchase of equipment                                   (2,096)           -
 Disposition of business segment                              -      661,590
                                                      ---------    ---------
      Net cash (used) provided
      by investing activities                            (2,330)     661,693

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                              (677)        (754)
                                                      ---------    ---------
      Net cash absorbed by
      financing activities                                 (677)        (754)
                                                      ---------    ---------

     NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                              (138,216)     514,225

CASH AND CASH EQUIVALENTS at beginning of period        399,405        3,278
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS at end of period            $ 261,189    $ 517,503
                                                      =========    =========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION:
- -------------------------------------

        The consolidated financial statements include the accounts of Creative Resources, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The consolidated balance sheet as of June 30, 1996 and the related consolidated statements of operations and cash flows for the three month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and consist only of normal recurring items.

        The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information proscribed by generally accepted accounting principles. For further information concerning the Company's accounting policies and certain transactions, refer to the Company's annual report on Form 10-KSB.


NOTE 2 - DESCRIPTION OF BUSINESS:
- ---------------------------------

        Creative Resources, Inc. ("CRI") and subsidiaries, collectively (the "Company"), has disposed of or discontinued all significant operations. It is presently meeting its working capital requirements through its cash balances and collections of its receivables.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has a judgment and a claim asserted against it. See Note 10 of the Company's March 31, 1996 annual report on Form 10-KSB. As a result, these matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's plan is to acquire or merge with a viable business and defend or resolve legal proceedings against it. There can be no assurance that the Company will be successful in achieving any objective of its plan. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 - EARNINGS PER SHARE:
- ----------------------------

        Net income per common share is based on the weighted average number of common shares outstanding during the three month periods ended June 30, 1996 and 1995 respectively, after giving effect to the recapitalization described in the Company's annual report on Form 10-KSB.

NOTE 4 - CASH FLOW INFORMATION:
- -------------------------------

The Company had the following transactions:
                                                  Three months ended
                                                       June 30,
                                                      1996         1995
                                                      ----         ----

Cash paid for income taxes                            $   -        $   -
                                                       ====         ====

Cash paid for interest                                $ 116        $ 467
                                                       ====         ====


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
- ---------------------------------------

        The Company has legal proceedings pending against it. See Note 10 of the Company's March 31, 1996 annual report on Form 10-KSB. The Company has agreed to indemnify its current and former directors and officers against any losses or liabilities arising out of their service with the Company, including any losses or liabilities arising out of these legal proceedings. The Company believes that no material liability, in excess of the amount provided, will result from the outcome of these proceedings.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction
- ------------

        The Company has disposed of or discontinued all significant operations. It is presently meeting its working capital requirements through its cash balances and collections of its receivables. The Company is actively seeking a viable business to acquire or with which to merge.


Operating Results
- -----------------

        Income, which consists of capital gain, management fees, interest and other miscellaneous income, was $3,740 and $146,847 for the three months ended June 30, 1996 and 1995 respectively. The decrease in 1996 was attributable to a decrease in both management fee income and gain on sale of an investment. Income from management fees and gain on sale of investment are not expected to recur.

        Expenses, which consist of general and administrative, salaries and interest, were $50,467 and $81,698 for the three months ended June 30, 1996 and 1995 respectively. The decrease for 1996 was primarily attributable to a decrease in salary and professional services expenses.

Impact of Inflation
- -------------------

        The Company believes its operations are not significantly affected by inflation.


Liquidity and Future Outlook
- ----------------------------

        The Company is presently meeting its working capital requirements from its cash balances and collections of its receivables. Although there can be no assurance, the Company believes it has sufficient financial resources to sustain its operations for the next twelve months, provided the judgment against the Company as noted in Item 3 of the Company's March 31, 1996 annual report on Form 10-KSB is not enforced.

        The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has a judgment and a claim asserted against it. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

        The Company's plan is to acquire or merge with a viable business and defend or resolve legal proceedings against it. There can be no assurance that the Company will be successful in achieving any objectives of its plan. The Company's plan is being implemented by its sole officer and director, who is currently serving without regular cash compensation.


                          PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
             None

ITEM 2:  CHANGES IN SECURITIES
             None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5:  OTHER INFORMATION
             None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
             None

                                   SIGNATURES
                                   ----------

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CREATIVE RESOURCES, INC.
                                          (Registrant)



                                    By:  /s/ Dennis R. Williamson
                                        ---------------------------
                                            Dennis R. Williamson
                                                  President
August 9, 1996