Form 10QSB
period 1996-09-30
CREATIVE RESOURCES INC
filed 1996-11-01
CIK 814919

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common stock as of October 18, 1996.

     Class                                      Outstanding
     -----                                      -----------

 Common Stock ($.01 par value)                  34,483,110

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 Sept. 30,     March 31,
                                                                    1996          1996
                                                                ------------  ------------
                                                                 (unaudited)
         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   144,668   $   399,405
  Prepaid expenses                                                   54,648             -
  Notes receivable                                                    2,508         3,256
                                                                -----------   -----------
          TOTAL CURRENT ASSETS                                      201,824       402,661

Furniture, fixtures and equipment, at cost, less accumulated depreciation of $8,772 and $7,878 at Sept. 30, and
  March 31, 1996 respectively                                         5,963         4,761
                                                                -----------   -----------

                                                                $   207,787   $   407,422
                                                                ===========   ===========

 LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    15,569   $   138,371
  Accrued compensation                                              241,825       202,500
  Liabilities from discontinued operations                          550,911       550,911
  Current maturities of capital lease obligations                     3,154         2,893
                                                                -----------   -----------
          TOTAL CURRENT LIABILITIES                                 811,459       894,675

Capital lease obligations, less current maturities                    1,484         3,129
                                                                -----------   -----------
          TOTAL LIABILITIES                                         812,943       897,804
                                                                -----------   -----------

CAPITAL DEFICIT:
  Preferred stock, $1 par value, 500,000 shares authorized:
   Series A, 8% cumulative convertible preferred stock,
   $1 redemption value, 210,000 shares issued and outstanding       210,000       210,000
  Common stock, $.01 par value, 100,000,000 shares authorized,
   34,483,110 shares issued and outstanding                         344,831       344,831
  Additional paid-in capital                                        753,600       753,600
  Deficit                                                        (1,913,587)   (1,798,813)
                                                                -----------   -----------
          TOTAL CAPITAL DEFICIT                                    (605,156)     (490,382)
                                                                -----------   -----------

                                                                $   207,787   $   407,422
                                                                ===========   ===========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Three months ended
                                                                Sept. 30,
                                                           1996         1995
                                                           ----         ----
                                                               (unaudited)


Income
  Other income                                           $  2,424    $   6,148
  Management fees                                             519            -
                                                          -------     --------

                                                            2,943        6,148
Expense
  General and administrative expenses                      81,278      119,594
                                                         --------    ---------

          Loss from continuing operations
           before income taxes                            (78,335)    (113,446)

Taxes on income                                                 -            -
                                                         --------    ---------

Net loss from continuing operations                       (78,335)    (113,446)

(Loss) income from discontinued operations                 (4,576)      18,542
                                                         --------    ---------

     NET LOSS                                            $(82,911)   $ (94,904)
                                                         ========    =========

Earnings per share:

  Loss from continuing operations                        $      -    $       -
                                                         ========    =========

  (Loss) income from discontinued operations             $      -    $       -
                                                         ========    =========

  Net loss                                               $      -    $       -
                                                         ========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING                    34,483,110   34,483,110
                                                       ==========   ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Six months ended
                                                                      Sept. 30,
                                                                 1996         1995
                                                                 ----         ----
                                                                     (unaudited)


Income
  Other income                                                $   6,164    $  6,614
  Management fees                                                   519      60,000
  Gain on sale of investment                                          -      86,381
                                                              ---------    --------

                                                                  6,683     152,995
Expense
  General and administrative expenses                           131,746     201,292
                                                              ---------    --------

      Loss from continuing operations before income taxes      (125,063)    (48,297)

Taxes on income                                                       -           -
                                                              ---------    --------

Net loss from continuing operations                            (125,063)    (48,297)

Income from discontinued operations                              10,288      21,476

Loss on sale of business segment                                      -      (3,827)
                                                              ---------    --------

      NET LOSS                                                $(114,775)   $(30,648)
                                                              =========    ========

Earnings per share:

  Loss from continuing operations                             $       -    $      -
                                                              =========    ========

  Income from discontinued operations                         $       -    $      -
                                                              =========    ========

  Loss on sale of business segment                            $       -    $      -
                                                              =========    ========

  Net loss                                                    $       -    $      -
                                                              =========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                          34,483,110  34,483,110
                                                             ==========  ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

                                                         Six months ended
                                                              Sept. 30,
                                                         1996         1995
                                                         ----         ----
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(114,775)   $ (30,648)
  Adjustments to reconcile net loss
   to net cash absorbed by
   operating activities:

   Depreciation and amortization                           894        1,234
   Loss on sale of business segment                          -        3,827
   Gain on sale of investment                                -      (86,381)

   Changes in assets and liabilities:
    Accounts receivable                                      -          (73)
    Prepaid expenses                                   (54,648)           -
    Other assets                                             -          762
    Accounts payable and accrued expenses             (122,801)     (48,556)
    Accrued compensation                                39,325       55,400
    Liabilities from discontinued operations                 -     (139,093)
                                                     ---------    ---------
     Net cash absorbed by
     operating activities                             (252,005)    (243,528)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of notes receivable                            748            -
 Purchase of equipment                                  (2,096)           -
 Proceeds from sale of investment                            -       45,000
 Disposition of business segment                             -      661,590
                                                     ---------    ---------
     Net cash (absorbed) provided
     by investing activities                            (1,348)     706,590

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                              -       (8,400)
 Repayments of long-term debt                           (1,384)      (1,349)
                                                     ---------    ---------
     Net cash absorbed by
     financing activities                               (1,384)      (9,749)
                                                     ---------    ---------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                  (254,737)     453,313

CASH AND CASH EQUIVALENTS at beginning of period       399,405        3,278
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS at end of period           $ 144,668    $ 456,591
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

 The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of operations for the three month and six month periods ended September 30, 1996 and 1995 and statements of cash flows for the six month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and consist only of normal recurring items.

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


NOTE 3 - EARNINGS PER SHARE:
----------------------------

 Net income per common share is based on the weighted average number of common shares outstanding during the three month and six month periods ended September 30, 1996 and 1995 respectively, after giving effect to the recapitalization described in the Company's annual report on Form 10-KSB.

NOTE 4 - CASH FLOW INFORMATION:
-------------------------------

The Company had the following transactions:

                                                 Six months ended
                                                     Sept. 30,
                                                  1996      1995
                                                  ----      ----

Cash paid for income taxes                        $   -     $   -
                                                    ===       ===

Cash paid for interest                            $ 218     $ 621
                                                    ===       ===


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

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

Introduction
------------

 The Company has disposed of or discontinued all significant operations. It is presently meeting its working capital requirements through its cash balances and collections of its receivables. The Company is actively seeking a viable business to acquire or with which to merge.


Operating Results
-----------------

 Income, which consists of capital gain, management fees, interest and other miscellaneous income, was $2,943 and $6,148 for the three months ended September 30, 1996 and 1995 respectively and was $6,683 and $152,995 for the six months ended September 30, 1996 and 1995 respectively. The decrease for the three month period in 1996 was attributable to a decrease in interest income. The decrease for the six month period in 1996 was attributable to a decrease in both management fee income and gain on sale of an investment. Income from management fees and gain on sale of investment are not expected to recur.

 Expenses, which consist of general and administrative, salaries and interest, were $81,278 and $119,594 for the three months ended September 30, 1996 and 1995 respectively and were $131,746 and $201,292 for the six months ended September 30, 1996 and 1995 respectively. The decrease for the three month and six month periods in 1996 was attributable to a decrease in both accounting and salary expense.

Impact of Inflation
-------------------

 The Company believes its operations are not significantly affected by inflation.


Liquidity and Future Outlook
----------------------------

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

                                    CREATIVE RESOURCES, INC.
                                          (Registrant)



                                    By:  /s/ Dennis R. Williamson
                                        ---------------------------
                                            Dennis R. Williamson
                                                  President
November 1, 1996