Form 10QSB
period 1996-12-31
CREATIVE RESOURCES INC
filed 1997-01-31
CIK 814919

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1996

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common stock as of January 22, 1997.

     Class                                           Outstanding
     -----                                           -----------

  Common Stock ($.01 par value)                      34,483,110

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   Dec. 31,     March 31,
                                                                     1996          1996
                                                                  --------     ---------
         ASSETS                                                 (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                       $   115,746   $   399,405
 Prepaid expenses                                                     11,233             -
 Notes receivable                                                      2,653         3,256
                                                                 -----------   -----------
    TOTAL CURRENT ASSETS                                             129,632       402,661

Furniture, fixtures and equipment, at cost, less accumulated depreciation of $9,194 and $7,878 at Dec. 31, and
 March 31, 1996 respectively                                           5,541         4,761
                                                                 -----------   -----------

                                                                 $   135,173   $   407,422
                                                                 ===========   ===========
   LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                           $    18,085   $   138,371
 Accrued compensation                                                237,238       202,500
 Liabilities from discontinued operations                                  -       550,911
 Current maturities of capital lease obligations                       3,293         2,893
                                                                 -----------   -----------
    TOTAL CURRENT LIABILITIES                                        258,616       894,675

Capital lease obligations, less current maturities                       606         3,129
                                                                 -----------   -----------
    TOTAL LIABILITIES                                                259,222       897,804
                                                                 -----------   -----------

CAPITAL DEFICIT:
 Preferred stock, $1 par value, 500,000 shares authorized:
   Series A, 8% cumulative convertible preferred stock,
   $1 redemption value, 210,000 shares issued and outstanding        210,000       210,000
 Common stock, $.01 par value, 100,000,000 shares authorized,
   34,483,110 shares issued and outstanding                          344,831       344,831
 Additional paid-in capital                                          753,600       753,600
Deficit                                                           (1,432,480)   (1,798,813)
                                                                 -----------   -----------
    TOTAL CAPITAL DEFICIT                                           (124,049)     (490,382)
                                                                 -----------   -----------
                                                                 $   135,173   $   407,422
                                                                 ===========   ===========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                                      December 31,
                                                 1996          1995
                                                 ----         -----
                                                     (unaudited)

Income
  Other income                                 $  2,735    $  5,233

Expense
  General and administrative expenses            81,686      47,668
                                               --------    --------

Net loss from continuing operations             (78,951)    (42,435)

Income (loss) from discontinued operations      560,058     (55,134)
                                               --------    --------

      NET INCOME (LOSS)                        $481,107    $(97,569)
                                               ========    ========

Earnings per share:

  Loss from continuing operations                 $   -       $   -
                                                   ====        ====

  Income (loss) from discontinued operations      $ .01       $   -
                                                   ====        ====

  Net income (loss)                               $ .01       $   -
                                                   ====        ====

WEIGHTED AVERAGE SHARES OUTSTANDING          34,483,110  34,483,110
                                             ==========  ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Nine months ended
                                                    December 31,
                                               1996              1995
                                               ----              ----
                                                     (unaudited)
 Income
  Other income                                 $   8,900    $  11,847
  Management fees                                    519       60,000
  Gain on sale of investment                           -       86,381
                                               ---------    ---------

                                                   9,419      158,228
Expense
  General and administrative expenses            213,433      248,960
                                               ---------    ---------

Net loss from continuing operations             (204,014)     (90,732)

Income (loss) from discontinued operations       570,347      (33,656)

Loss on sale of business segment                       -       (3,827)
                                               ---------    ---------

      NET INCOME (LOSS)                        $ 366,333    $(128,215)
                                               =========    =========

Earnings per share:

  Loss from continuing operations                  $(.01)       $   -
                                                    ====         ====

  Income (loss) from discontinued operations       $ .02        $   -
                                                    ====         ====

  Loss on sale of business segment                 $   -        $   -
                                                    ====         ====

  Net income (loss)                                $ .01        $   -
                                                    ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING           34,483,110   34,483,110
                                              ==========   ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS


                                                       Nine months ended
                                                          December 31,
                                                       1996            1995
                                                       ----            ----
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ 366,333    $(128,215)
  Adjustments to reconcile net income
   (loss) to net cash absorbed by
   operating activities:

    Depreciation and amortization                        1,316        1,851
    Loss on sale of business segment                         -        3,827
    Gain on sale of investment                               -      (86,381)
    Elimination of loss provision                     (530,162)           -

    Changes in assets and liabilities:
     Accounts receivable                                     -           74
     Prepaid expenses                                  (11,233)           -
     Other assets                                            -        1,539
     Accounts payable and accrued expenses            (120,287)      49,798
     Accrued compensation                               34,737      (85,280)
     Liabilities from discontinued operations          (20,749)     (83,053)
                                                     ---------    ---------
                Net cash absorbed by
                operating activities                  (280,045)    (325,840)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of notes receivable                            604            -
 Purchase of equipment                                  (2,096)           -
 Proceeds from sale of investment                            -       90,000
 Disposition of business segment                             -      661,590
                                                     ---------    ---------
                Net cash (absorbed) provided
                by investing activities                 (1,492)     751,590

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                              -       (8,400)
 Repayments of long-term debt                           (2,122)      (1,970)
                                                     ---------    ---------
                Net cash absorbed by
                financing activities                    (2,122)     (10,370)
                                                     ---------    ---------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                  (283,659)     415,380

CASH AND CASH EQUIVALENTS at beginning of period       399,405        3,278
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS at end of period           $ 115,746    $ 418,658
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

          The consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations for the three month and nine month periods ended December 31, 1996 and 1995 and statements of cash flows for the nine month periods ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and consist only of normal recurring items.

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has disposed of or discontinued all significant operations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's plan is to acquire or merge with a viable business. There can be no assurance that the Company will be successful in achieving any objective of its plan. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


NOTE 3 - EARNINGS PER SHARE:
----------------------------

          Net income per common share is based on the weighted average number of common shares outstanding during the three month and nine month periods ended December 31, 1996 and 1995 respectively, after giving effect to the recapitalization described in the Company's annual report on Form 10-KSB.

NOTE 4 - CASH FLOW INFORMATION:
-------------------------------

The Company had the following transactions:
                                                   Nine months ended
                                                          Dec. 31,
                                                    1996         1995
                                                    ----         ----
Cash paid for income taxes                          $  -         $  -
                                                    ====         ====
Cash paid for interest                              $306         $763
                                                    ====         ====


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

          The Company had legal proceedings pending against it which were resolved in favor of the Company on November 7, 1996. See Note 10 of the Company's March 31, 1996 annual report on Form 10-KSB and the Current Report on Form 8-K dated December 2, 1996. The Company had made a provision for any losses or liabilities arising out of these legal proceedings. This provision was eliminated upon the resolution of the legal proceedings.




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


Operating Results
-----------------

          Income, which consists of capital gain, management fees, interest and other miscellaneous income, was $2,735 and $5,233 for the three months ended December 31, 1996 and 1995 respectively and was $9,419 and $158,228 for the nine months ended December 31, 1996 and 1995 respectively. The decrease for the three month period in 1996 was primarily attributable to a decrease in interest income. The decrease for the nine month period in 1996 was attributable to a decrease in both management fee income and gain on sale of an investment.
Income from management fees and gain on sale of investment are not expected to recur.

          Expenses, which consist of general and administrative, salaries and interest, were $81,686 and $47,668 for the three months ended December 31, 1996 and 1995 respectively and were $213,433 and $248,960 for the nine months ended December 31, 1996 and 1995 respectively. The increase for the three month period in 1996 was primarily attributable to an increase in salary expense.
The decrease for the nine month period in 1996 was attributable to a decrease in both accounting and salary expense.

Impact of Inflation
-------------------

          The Company believes its operations are not significantly affected by inflation.


Liquidity and Future Outlook
----------------------------

          The Company is presently meeting its working capital requirements from its cash balances and collections of its receivables. Although there can be no assurance, the Company believes it has sufficient financial resources to sustain its operations for the next twelve months.

          The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has disposed of or discontinued all significant operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

          The Company's plan is to acquire or merge with a viable business. There can be no assurance that the Company will be successful in achieving any objectives of its plan. The Company's plan is being implemented by its sole officer and director, who is currently serving without regular cash compensation.

                          PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

           In the action captioned Birbara and Massad v. Locke et al. (May 1990)
                                   ----------------------------------
           the United States Court of Appeals for the First Circuit, on November 7, 1996, reversed and vacated the April 1, 1996 judgment of the United States District Court for the District of Massachusetts. On November 21, 1996 the plaintiffs petitioned the United States Court of Appeals for a rehearing. The petition for a rehearing was subsequently denied.

ITEM 2:  CHANGES IN SECURITIES
            None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5:  OTHER INFORMATION
            None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
              Current Report on Form 8-K dated December 2, 1996.

                                  SIGNATURES
                                  ----------

  In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CREATIVE RESOURCES, INC.
                                 (Registrant)



                    By:  /s/ Dennis R. Williamson
                        ---------------------------
                         Dennis R. Williamson
                            President
January 31, 1997