Form 10KSB
period 1997-03-31
CREATIVE RESOURCES INC
filed 1997-06-30
CIK 814919

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1997

                          Commission file No.  0-18139

                            CREATIVE RESOURCES, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                                22-2798898
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

          26 MILL PLAIN ROAD, SUITE 2B
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended March 31, 1997 were:  None.

     The aggregate market value of the Issuer's voting stock held by non-affiliates (25,995,693 shares), based on the average of the high bid and low ask prices of such stock ($.001), as of May 16, 1997, reported to the Issuer was:
$25,996.

     COMMON STOCK OUTSTANDING AS OF MAY 16, 1997:  34,983,110 SHARES.

                           CREATIVE  RESOURCES, INC.
                       1997 ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

PART I.....................................................        3

    Item 1.     Description of Business....................        3

    Item 2.     Description of Property....................        4

    Item 3.     Legal Proceedings..........................        4

    Item 4.     Submission of Matters to a Vote of Security
                Holders....................................        4

PART II....................................................        5

    Item 5.     Market for Common Equity and Related
                Stockholder Matters........................        5

    Item 6.     Management's Discussion and Analysis or
                Plan of Operations.........................        6

    Item 7.     Financial Statements.......................        F-1

    Item 8.     Changes In and Disagreements With
                Accountants on Accounting and Financial
                Disclosure.................................        7

PART III...................................................        7

    Item 9.     Directors, Executive Officers, Promoters
                and Control Persons; Compliance With
                Section 16(a) of the Exchange Act..........        7

    Item 10.    Executive Compensation.....................        8

    Item 11.    Security Ownership of Certain Beneficial
                Owners and Management......................       10

    Item 12.    Certain Relationships and Related
                Transactions...............................       11

    Item 13.    Exhibits and Reports on Form 8-K...........       13

SIGNATURES.................................................       16

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

    On June 8, 1995, the Company entered into a definitive agreement for the disposition of MRC and its subsidiaries. Under the provisions of the agreement with, among others, Messrs. Leslie A. Matthews and John S. Parkey, former officers or directors of either the Company or its subsidiaries, the Company transferred all of its common stock in MRC and, in consideration therefor, received $660,800 in cash and $100,200 in long-term obligations of New MMI and PHSC. Pursuant to the agreement, Messrs. Matthews and Parkey, together with Paul I. Gaumnitz, surrendered for cancellation 26,500,000 shares of the Company's common stock, representing 43% of the then outstanding shares, all
946.433 outstanding shares of the Company's Series B preferred stock ("Series B Preferred Stock") and all of their options to purchase the Company's common stock. In connection with the June 8 disposition, the Company exchanged releases with MRC, its subsidiaries and its management which released the Company from all liabilities, losses and claims, whether known or unknown, based on conduct or events prior to June 8, 1995.

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

    The Company's plan is to acquire or merge with a viable business. There can be no assurance that the Company will be successful in achieving its plan or will continue in operation. The Company's plan is being implemented by its sole officer, who is currently serving without regular cash compensation. See Item 10: "Executive Compensation".

ITEM 2:  DESCRIPTION OF PROPERTY

    The Company's executive office is located at 26 Mill Plain Road, Suite 2B, Danbury, CT 06811 where it shares space, rent free, with a related party. The Company believes this space is adequate and suitable for its existing operations.

ITEM 3:  LEGAL PROCEEDINGS

    The Company, a present officer and director, a present director and former officer, and a former director have been named as co-defendants in a civil action, commenced in June 1997 in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk, captioned GICC Capital Corp. v.
                                                 ---------------------
Technology Finance Group, Inc. et al.  The action was commenced by a creditor of
------------------------------------
the Company's former subsidiary, Technology Finance Group, Inc. ("TFG"), a computer leasing and asset management business. The complaint alleges, among other things, that the defendants caused certain assets of TFG to be diverted to the Company resulting in the insolvency of TFG. The complaint alleges causes of action under state law for fraudulent conveyance, unfair trade practices, and theft. The complaint seeks recovery of the unpaid balance of $407,000 of a promissory note issued by TFG, with interest accruing from December 1992, and actual, treble, and punitive damages. The Company believes it and each individual has various substantive defenses against such claims and will vigorously defend the action.

    The Company has agreed to indemnify its current and former directors and officers, to the extent available under applicable law, against any losses or liabilities arising out of their service with the Company, including any losses or liabilities arising out of this legal proceeding.

    Management believes that the foregoing claim is without merit and will not result in a material liability to the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

                                    PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded over-the-counter and its price is quoted on the NASDAQ Bulletin Board under the symbol "CRRE". The range of bid prices for each quarter within the fiscal years ended March 31, 1996 and March 31, 1997, as reported to the Company, is as follows:

                                             Bid Prices
                                             ----------
                                            High      Low
                                            ----      ---
    1995
    ----
Second Quarter                             $ .03     $ .01
Third Quarter                                .02      .001
Fourth Quarter                               .01      .001

    1996
    ----

First Quarter                               .002      .001
Second Quarter                              .001      .001
Third Quarter                               .001      .001
Fourth Quarter                             $.001     $.001

    1997
    ----

First Quarter                               None      None
Second Quarter (through May 16, 1997)       None      None

    The high and low bid prices reflect interdealer prices but not all retail markup, markdown or commissions, and do not necessarily represent actual transactions. On May 16, 1997 the closing prices for common stock in the over-the-counter market were none bid and $.03 asked.

    As of May 16, 1997, the Company had 942 holders of record of its common stock.

    The Company has not paid any dividends on account of its common stock for the last fiscal year. No dividends were paid and $25,200 were in arrears with respect to the Company's 8% convertible preferred stock ("Series A Preferred Stock") as of March 31, 1997. Pursuant to the disposition of MRC and its subsidiaries, all of the Series B Preferred Stock was redeemed.

    No dividends may be paid on account of the Company's common stock at any time when there is an arrearage in the payment of dividends on the Company's Series A Preferred Stock. In addition, pursuant to certain contractual obligations between the Company and a former officer and director, the Company is prohibited from declaring or paying any cash dividends on its common stock until the Company's obligations under a settlement agreement have been paid, satisfied, or waived. See Item 12: "Certain Transactions-TFF Acquisition and Minsky Settlement".

    The payment of future cash dividends, if any, would be made only from assets legally available therefor, and would generally depend on the Company's financial condition, results of operations, current and anticipated capital requirements, plans for expansion, restrictions under any credit and debt instruments or other contractual arrangements, and other factors deemed relevant by the Company's Board of Directors in its sole discretion.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
INTRODUCTION

     The Company had no significant business activities and no continuing operations during the fiscal year ended March 31, 1997.

    Income, which consists of capital gain, management fees, interest and other miscellaneous income, was $10,067 for the year ended March 31, 1997 and $162,807 for the year ended March 31, 1996. The decrease in 1997 was primarily attributable to a decrease in management fee income to $519 in 1997 from $60,000 in 1996 and a decrease in gain on sale of an investment to $0 in 1997 from $86,381 in 1996. Income from management fees and gain on sale of investment are not expected to recur.

    Expenses, which consist of general and administrative, salaries and interest, were $299,944 for the year ended March 31, 1997 and $437,309 for the year ended March 31, 1996. The decrease for 1997 was primarily attributable to a decrease in professional services expenses of 48% from $282,462 in 1996 to $147,645 in 1997.

    Income from discontinued operations of $572,635 in 1997 included a non-cash elimination of a loss provision of $530,162. Loss from discontinued operations was $22,574 in 1996.

    In reviewing Management's Discussion and Analysis, reference is made to the consolidated financial statements and notes thereto, included under Item 7 - "Financial Statements" in this Annual Report on Form 10-KSB.

IMPACT OF INFLATION

    The Company believes its operations are not significantly affected by inflation.

PLAN OF OPERATION

    The Company is presently meeting its working capital requirements from its cash balances which were $68,549 at March 31, 1997. Although there can be no assurance, the Company believes it has sufficient financial resources to sustain its operations for the next six months. The Company must raise additional funds or execute its business plan in order to continue operations.

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

    The Company's plan is to acquire or merge with a viable business. There can be no assurance that the Company will be successful in achieving its plan or will continue in operation. The Company's plan is being implemented by its sole officer, who is currently serving without regular cash compensation. See Item 10: "Executive Compensation".

    The Company currently has no existing lines of credit or other sources of financing.

ITEM 7:  FINANCIAL STATEMENTS

    Consolidated Financial Statements of the Company are located at the end of this Annual Report, beginning on Page F-1.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no such changes or disagreements.



                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


    The following table sets forth information concerning the directors, executive officers, and key employees of the Company as of May 16, 1997:

          Name               Age        Position
          ----               ---        --------

    Dennis R. Williamson      54        President, Chief Executive Officer
                                        and Director

    Charles R. Bliss, Jr.     49        Director

    Gordon Locke              58        Director


    All directors are elected to hold office until the next annual meeting of stockholders of CRI or until their successors have been elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

    The business experience of the Company's directors and executive officer is as follows:

    Charles R. Bliss, Jr. was elected a director of the Company in February 1997. He has been President of C.R. Bliss & Co., P.C., a certified public accounting firm, since September 1991. His practice specializes in corporate accounting matters and complex tax matters. Prior to forming his own practice, he was a partner in a regional accounting firm. From 1970 through 1980, Mr. Bliss held positions at Peat, Marwick, Mitchell & Co. and Coopers and Lybrand. He is a graduate of Williams College and attended The New York University School of Business Administration. Mr. Bliss is a member of the AICPA, CSCPA and NJSCPA.

    Gordon Locke was elected a director of the Company in February 1997 and has been the Company's General Counsel since January 1989. He has been engaged in the private practice of law since June 1991, and specializes in corporate and commercial matters and complex commercial litigation. Mr. Locke is a graduate of New York University's College of

Engineering, its School of Law, and its Graduate School of Law. He is also a member of the New York State Bar.

    Dennis R. Williamson was elected president and a director of the Company in January 1989. He was a principal of Prime Grieb & Co. Limited, a financial intermediary headquartered in London, England, from 1985 to 1988. Prior to 1985, for more than seven years, he was employed in various capacities by American Express Bank in its offices in London, Athens and Bahrain. In addition, Mr. Williamson was a Vice President of The First National Bank of Chicago, in London, from 1972 to 1974. He majored in physics at the University of Chicago.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Messrs. Bliss and Locke were elected directors of the Company in February 1997. They filed their Forms 3 with the Securities and Exchange Commission (the "Commission") in May 1997. These Forms 3 should have been filed with the Commission in March 1997.

ITEM 10: EXECUTIVE COMPENSATION

    The following table sets forth information concerning compensation for services paid or owed to the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (the "Named Officers") for the year ended March 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation
                                      -------------------

     NAME AND                   FISCAL
     PRINCIPAL POSITION         YEAR      SALARY
     ------------------         ----      ------


     Dennis R. Williamson       1997      $ 85,650 (1)
        President & Chief
        Executive Officer       1996      $102,500 (2)

                                1995      $171,000 (3)


(1) Cash compensation paid was $ 30,500 and $55,150 was accrued.

(2) Cash compensation paid was $ 35,625 and $66,875 was accrued.

(3) Cash compensation paid was $135,375 and $35,625 was accrued.

    The Company did not grant, and none of the Named Officers exercised, any stock options or free standing stock appreciation rights during the year ended March 31, 1997.

EMPLOYMENT AGREEMENT

    In February 1997, the Company amended a five-year employment agreement it entered into with Mr. Williamson in September 1993 (the "Employment Agreement"). Mr. Williamson's initial base salary was $150,000 under the Employment Agreement. The amended Employment Agreement further provides that (i) the term of employment will continue until terminated by three years written notice,
(ii) the base salary for the executive increases 10% on April 1 of each year,
(iii) the executive receives a car allowance of $500 per month, (iv) if the executive is terminated without cause, the Company will pay severance equal to one year of his then base salary, (v) upon death of the executive, his estate will receive a payment equal to six months of his then base salary, (vi) the executive agrees that he will devote at least ninety percent of his full time efforts to the Company and (vii) the executive will not compete with the Company for a period of five years after the termination of employment for any reason.

    Mr. Williamson has not received regular compensation since March 1995, however, the Company is accruing his unpaid compensation.

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

    As of May 16, 1997, options to purchase 2,000,000 shares of common stock were issued and outstanding to one executive under the 1988 Plan. The options expire in 1998.

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

    As of May 16, 1997, options to purchase 10,000,000 shares of common stock were issued and outstanding to three directors under the 1993 Plan. The options expire in 1998 and 2001.

COMPENSATION OF DIRECTORS

    The Company paid a total of $500 to each independent director as compensation for their services during fiscal 1997. Independent directors are paid $1,000 for each meeting of the Board of Directors or Committee of the Board of Directors attended in person and $500 for each meeting by telephone.
Director expenses related to attending meetings of the Board of Directors are reimbursed by the Company.

    In December 1996, CRI granted options, pursuant to the 1993 Plan, to two independent directors to purchase, in the aggregate, up to 4,000,000 shares of CRI's common stock at an exercise price of $.01 per share through December 2001. The options vest over a three year period at 8.3% on the first day of January, April, July and October of each year. No options have been exercised.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows, as of May 16, 1997, the beneficial ownership of the Company's outstanding equity securities by (i) any person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) all directors, (iii) each of the Named Officers, and (iv) all directors and officers of the Company (as a group). Holders of the Series A Preferred Stock are not entitled to vote, other than as provided in the Company's Articles of Incorporation or by-laws.

                          NAME AND ADDRESS      NUMBER OF SHARES     PERCENT
TITLE OF CLASS            OF BENEFICIAL OWNER   BENEFICIALLY OWNED   OF CLASS
------------------------  --------------------  -------------------  --------

Common                    Dennis R. Williamson       17,787,417 (1)      39.9
                          26 Mill Plain Rd. Suite 2B
Series A Preferred (2)    Danbury, CT  06811            200,000          95.2


Common                    Charles R. Bliss Jr.          433,334 (3)       1.0
                          26 Mill Plain Rd. Suite 2B
                          Danbury, CT 06811


Common                    Gordon Locke                  658,334 (4)       1.5
                          74 Sheldrake Place
Series A Preferred (2)    New Rochelle, NY 10804         10,000           4.8


Common                    All directors and          18,879,085          42.4
                          executives officers as a
Series A Preferred (2)    group (total of 3)            210,000         100.0


Common                    Glenn Smith                 2,250,000           5.1
                          2013 Edinburg Ave.
                          Cardiff by the Sea, CA 92007


(1) Includes 6,800,000 shares that may be issued, within 60 days from May 16, 1997, by exercising options granted under the 1988 Plan and the 1993 Plan, and 2,000,000 shares that may be issued upon conversion of 200,000 shares of Series A Preferred Stock.

(2) Series A Preferred Stock has a redemption value of $1.00 per share and is convertible into 10 shares of common stock for each share of Series A Preferred Stock.

(3) Includes 333,334 shares that may be issued, within 60 days from May 16, 1997 by exercising options granted under the 1993 Plan.

(4) Includes 333,334 shares that may be issued, within 60 days from May 16, 1997, by exercising options granted under the 1993 Plan and 100,000 shares that may be acquired upon conversion of 10,000 shares of Series A Preferred Stock.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEPENDENT DIRECTORS

    Charles R. Bliss, Jr., a director of the Company, is the president of C.R. Bliss & Co., P.C. The Company paid C.R. Bliss & Co., P.C. $39,275 in the year ended March 31, 1997 for accounting and tax advice services. C.R. Bliss & Co., P.C. provides office space for the Company, rent free.

    The Company paid Gordon Locke, a director of the Company, $8,869 in the year ended March 31, 1997 for legal services.

    The Company pays Messrs. Bliss and Locke for their services as independent directors. See Item 10: "Compensation of Directors".

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

        10.11 Amendment dated February 5, 1997 of the Employment Agreement between Creative Resources, Inc. and Dennis R. Williamson.*

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

        21.2 Trans-Atlantic Licensing Company, Inc.  (Nevada)

    22. Published report regarding matters submitted to vote of security holders. None.

    23. Consents of experts and counsel.  None.

    24. Power of attorney.  None.

    27. Financial Data Schedule.

    28. Information from reports furnished to state insurance regulatory authorities. None.

    99. Additional Exhibits.  None.

(b)  Current Reports on Form 8-K.  None.

*Filed with this Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

                                   SIGNATURES
                                   ----------

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Creative Resources, Inc.
                                        (Registrant)



                                        By: /s/ Dennis R. Williamson
                                            ------------------------
                                              Dennis R. Williamson
                                                   President
June 30, 1997


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                         Title                          Date
  ---------                         -----                          ----

                                    President and Director
/s/ Dennis R. Williamson            (Principal Executive,
------------------------            Accounting and Financial
Dennis R. Williamson                Officer)                       June 30, 1997




/s/ Charles R. Bliss, Jr.
-------------------------
Charles R. Bliss, Jr.               Director                       June 30, 1997




/s/ Gordon Locke
----------------
Gordon Locke                        Director                       June 30, 1997

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                                                        Contents

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheet                                                             F-3
   Statements of operations                                                  F-4
   Statements of changes in stockholders' equity (deficit)                   F-5
   Statements of cash flows                                                  F-6
   Notes to consolidated financial statements                         F-7 - F-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Creative Resources, Inc.
Danbury, Connecticut

We have audited the accompanying consolidated balance sheet of Creative Resources, Inc. and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Resources, Inc. and subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1(i) and 4 to the financial statements, the Company has suffered losses and has disposed of or discontinued all significant operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            BDO Seidman, LLP

Valhalla, New York
May 19, 1997

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------

                                                                 March 31,
                                                                   1997
                                                                -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1(c) and (d))                $    68,549
  Notes receivable                                                    2,236
                                                                -----------
      TOTAL CURRENT ASSETS                                           70,785

Furniture, fixtures and equipment, net (Notes 1(e) and 2)             4,477
                                                                -----------

                                                                $    75,262
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    12,107
  Dividends payable                                                  25,200
  Accrued compensation                                              257,650
  Current maturities of capital lease obligations (Note 3)            3,129
                                                                -----------
      TOTAL CURRENT LIABILITIES                                     298,086
                                                                -----------

      TOTAL LIABILITIES                                             298,086
                                                                -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)
STOCKHOLDERS' DEFICIT (Notes 5 and 6):
  Preferred stock, $1 par value, 500,000 shares authorized:
    Series A, 8% cumulative convertible preferred stock,
    $1 redemption value, 210,000 shares issued and outstanding      210,000
  Common stock, $.01 par value, 100,000,000 shares authorized,
    34,983,110 shares issued and outstanding                        349,831
  Additional paid-in capital                                        758,600
  Deficit                                                        (1,541,255)
                                                                -----------


      TOTAL STOCKHOLDERS' DEFICIT                                  (222,824)

                                                                $    75,262
                                                                ===========


                    See accompanying notes to consolidated financial statements.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------


                                                                    For the years ended
                                                                          March 31,

                                                                      1997        1996
                                                                      ----        ----
Income
  Interest and dividend income                                    $   8,748    $  16,426
  Other income                                                        1,319      146,381
                                                                  ---------    ---------
                                                                     10,067      162,807

Expense
  General and administrative expenses                               299,565      436,546
  Interest expense                                                      379          763
                                                                  ---------    ---------
                                                                    299,944      437,309

Net loss from continuing operations                                (289,877)    (274,502)

Income (loss) from discontinued operations (Notes 1(i) and 4)       572,635      (22,574)
                                                                  ---------    ---------

 NET INCOME (LOSS)                                                $ 282,758    $(297,076)
                                                                  =========    =========

Earnings (loss) per common share (Notes 1(h) and 4):

  Loss from continuing operations                                 $    (.01)   $    (.01)
                                                                  =========    =========

  Income from discontinued operations                             $     .02    $       -
                                                                  =========    =========

  Net income (loss)                                               $     .01    $    (.01)
                                                                  =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 1(h))                                 34,491,329   39,492,699
                                                                 ==========   ==========


                    See accompanying notes to consolidated financial statements.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

            Consolidated Statements of Changes in Stockholders' Equity (Deficit)

--------------------------------------------------------------------------------


                                                                                                               ADDITIONAL
                                                                                                               PAID-IN
                                   SERIES A                     SERIES B                                       CAPITAL
                                  PREFERRED                     PREFERRED                    COMMON            (EXCESS
                                    STOCK                         STOCK                      STOCK             DISTRIBUTIONS)

                               SHARES     AMOUNT          SHARES        AMOUNT        SHARES       AMOUNT
Balance at March 31, 1995      210,000   $210,000        946.433       $ 946,433    60,983,110    $ 609,831    $(1,395,936)

Disposition of subsidiary            -          -       (946.433)       (946,433)  (26,500,000)    (265,000)     2,149,536

Preferred stock dividends            -          -              -               -             -            -              -

Net loss                             -          -              -               -             -            -              -
                             ---------  ---------  -------------   -------------   -----------   ----------   ------------

Balance at March 31, 1996      210,000   $210,000              -   $           -    34,483,110    $ 344,831    $   753,600

Stock issued for services            -          -              -               -       500,000        5,000          5,000

Preferred stock dividends            -          -              -               -             -            -              -

Net income                           -          -              -               -             -            -              -
                             ---------  ---------  -------------   -------------   -----------   ----------   ------------

Balance at March 31, 1997      210,000   $210,000              -   $           -    34,983,110    $ 349,831    $   758,600
                             =========  =========  =============   =============   ===========   ==========   ============


                                                                    TOTAL
                                                  RETAINED      STOCKHOLDERS'
                                                  EARNINGS         EQUITY
                                                  (DEFICIT)       (DEFICIT)

Balance at March 31, 1995                        $(1,493,337)    $(1,123,009)

Disposition of subsidiary                                  -         938,103

Preferred stock dividends                             (8,400)         (8,400)

Net loss                                            (297,076)       (297,076)
                                                 -----------     -----------

Balance at March 31, 1996                        $(1,798,813)    $  (490,382)

Stock issued for services                                  -          10,000

Preferred stock dividends                            (25,200)        (25,200)

Net income                                           282,758         282,758
                                                 -----------     -----------

Balance at March 31, 1997                        $(1,541,255)    $  (222,824)
                                                 ===========     ===========



                    See accompanying notes to consolidated financial statements.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                (Decrease) Increase in Cash and Cash Equivalents

--------------------------------------------------------------------------------

                                                              For the years ended
                                                                    March 31,
                                                                 1997        1996
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $ 282,758    $(297,076)
  Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Depreciation and amortization                                  1,654        2,305
   Loss on sale of business segment                                   -        3,827
   Gain on sale of investment                                         -      (86,381)
   Elimination of loss provision                               (530,162)           -
   Stock issued for services                                     10,000            -
   Loss on disposal of equipment                                    726            -
  Changes in assets and liabilities:
    Accounts receivable                                               -           74
    Other assets                                                      -        2,040
    Accounts payable and accrued expenses                      (126,264)      47,255
    Accrued compensation                                         55,150       66,875
    Liabilities from discontinued operations                    (20,749)     (83,151)
                                                              ---------    ---------
     Net cash used in
     operating activities                                      (326,887)    (344,232)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of notes receivable                                   1,020            -
 Purchase of equipment                                           (2,096)        (212)
 Proceeds from sale of investment                                     -       90,000
 Disposition of business segment                                      -      661,590
                                                              ---------    ---------
     Net cash (used in) provided
     by investing activities                                     (1,076)     751,378

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                       -       (8,400)
 Repayments of long-term debt                                    (2,893)      (2,619)
                                                              ---------    ---------
     Net cash used in
     financing activities                                        (2,893)     (11,019)
                                                              ---------    ---------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                           (330,856)     396,127

CASH AND CASH EQUIVALENTS at beginning of period                399,405        3,278
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS at end of period                    $  68,549    $ 399,405
                                                              =========    =========

                    See accompanying notes to consolidated financial statements.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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

                             (b) Consolidated Financial Statements

                             The consolidated financial statements include the accounts of Creative Resources, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                             (c) Cash Equivalents

                             The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

                             (d) Credit Risk

                             The Company has cash deposits with banks which may occasionally be in excess of federally insured limits.

                             (e) Property, Equipment and Depreciation

                             Property and equipment are stated at cost.

                             Depreciation is provided on the straight-line method over estimated useful lives of primarily five years.


                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                             (f) Stock-Based Compensation

                             Statement of Financial Accounting Standards No.
                             123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
                             No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights and performance equity units is recorded annually based on the quoted market price of the Company's stock at the end of the period. Refer to
                             Note 5.

                             (g) Income Taxes

                             No provision for income taxes has been made for the years ended March 31, 1997 and 1996 due to net losses for income tax purposes. Deferred taxes, if any, are provided on the differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods.

                             (h) Earnings Per Share

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

                             In February 1997, the Financial Accounting
                             Standards Board issued FAS 128 "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. The statement is effective for interim and annual periods ending after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company's financial statements.


                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             (i) Discontinued Operations

                             In March 1995, the Company agreed to dispose of its subsidiary Medical Resources Corporation ("MRC"), its subsidiary Medical Marketing Inc. and its subsidiaries Portable Health Services Corporation
                             ("PHSC") and Long Term Care Physicians, Inc.
                             ("LTCP").

                             On June 8, 1995, the Company entered into a definitive agreement for the disposition of MRC and its subsidiaries. The net income (loss) from discontinued operations relate to these subsidiaries and to previously discontinued businesses.

                             (j) Use of Significant Estimates in Preparation of
                             Financial Statements

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

                             (k) Financial Instruments

                             The carrying amounts of financial instruments including cash, notes receivable, accounts payable and dividends payable approximated fair value as of March 31, 1997 because of the relatively short maturity of these instruments.



2.     PROPERTY AND          Property and equipment consist of:
       EQUIPMENT

                             March 31,                                   1997
                             --------------------------------------------------------
                             Furniture, fixtures and equipment        $  6,321

                             Computer equipment                          4,180
                             --------------------------------------------------------
                                                                        10,501

                             Less accumulated depreciation              (6,024)
                             --------------------------------------------------------
                                                                      $  4,477
                             --------------------------------------------------------

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3.     CAPITAL LEASES        The total minimum future lease payments and present
                             value of the minimum lease payments for computer
                             equipment under capital lease are as follows:

                             Year Ended March 31,
                             ---------------------------------------------------
                             1998                                     $3,408
                             --------------------------------------------------
                             Total minimum lease payments              3,408

                             Less imputed interest                      (279)
                             --------------------------------------------------
                             Present value of minimum lease payments  $3,129
                             --------------------------------------------------

4.     DISCONTINUED          On June 8, 1995, the Company entered into a
       OPERATIONS            definitive agreement for the disposition of its
                             subsidiary MRC, its subsidiary Medical Marketing,
                             Inc. and its subsidiaries PHSC and LTCP. The
                             results of their operations and previously
                             discontinued businesses have been included in
                             discontinued operations for the periods presented.

                             Long term receivables of $41,605 and $48,079 were collected and recognized as income from discontinued operations for the years ended March
                             31, 1997 and 1996 respectively. In 1997, income from discontinued operations included a non-cash elimination of a loss provision of $530,162.

5.     STOCK OPTION PLANS    In December 1988, CRI adopted the 1988 Stock
                             Option Plan (the "1988 Plan") under which options
                             for up to 15,000,000 shares of common stock can be
                             granted as either incentive stock options or non-
                             qualified stock options. Options granted under the
                             1988 plan may not have terms exceeding ten years
                             (five years for qualified incentive stock options
                             granted to a holder of 10% or more of CRI's common
                             stock) and may not have an exercise price of less
                             than 100% of the fair value of the Company's common
                             stock on the date of grant (110% for qualified
                             incentive stock options granted to holders of 10%
                             or more of the Company's common stock).

                             In December 1992, CRI granted an officer an option, pursuant to the 1988 Plan, to purchase up to 2,000,000 shares of CRI's common stock at an exercise price of $.05 per share through December
                             31, 1997. In October 1996, the exercise price of the options was reset at $.01 per share, equivalent to at least 110% of the fair market value at that date, and the exercise date was extended to December 31, 1998. The weighted average exercise price was $.01 and $.05 per share as of March 31, 1997 and 1996 respectively. No options have been exercised.



                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             In December 1993, CRI adopted the 1993 Stock Option
                             Plan (the "1993 Plan") under which options for up to 20,000,000 shares of common stock can be granted as either incentive stock options or non-qualified stock options. Options granted under the 1993 Plan may not have terms exceeding five years and may not have an exercise price less than 110% of the fair value of CRI's common stock on the date of the grant. Options may not be exercised by any optionee in any calendar year to the extent that all options exercised by such optionee exceed $100,000.

                             In December 1993, CRI granted options, pursuant to the 1993 Plan, to three officers to purchase, in the aggregate, up to 12,000,000 shares of CRI's common stock at an exercise price of $.08 per share through December 1998. The options vest over the period at 10% on the first day of January and July of each year. On June 8, 1995, 6,000,000 options which were granted to three former officers were cancelled in connection with the MRC disposition.
                             In October 1996, the exercise price of the 6,000,000 options then outstanding was reset at $.01 per share, equivalent to at least 110% of the fair market value at that date. The weighted average exercise price was $.01 and $.08 per share as of March 31, 1997 and 1996.

                             In December 1996, CRI granted options, pursuant to the 1993 Plan, to two independent directors to purchase, in the aggregate, up to 4,000,000 shares of CRI's common stock at an exercise price of $.01 per share through December 2001. The options vest over a three year period at 8.3% on the first day of January, April, July and October of each year.
                             The options are considered to have minimal value and were not recorded. No options have been exercised.

                             Proforma information regarding net income and earnings per share as required with the fair value-based method prescribed in FASB Statement 123
                             "Accounting for Stock-Based Compensation" has not been presented since amounts are not considered to be material.

6.     PREFERRED STOCK       Series A

                             Series A, 8% Cumulative Convertible Preferred Stock
                             ("Series A") has a redemption value of $1.00 per share and is convertible into the Company's common stock at the rate of ten common shares for each share of Series A stock. The holders are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of 8% per annum per share, cumulative, payable semi-annually. No dividends or other distributions shall be paid on the Company's common stock at any time the Company is in arrears in making payment of any dividends payable on account of the Series A. No dividends were paid and $25,200 were declared and in arrears on the Series A as of March 31, 1997.

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Series B

                             Series B has a redemptive value of $1,000.00 per share. The holders are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of 8% per annum per share, cumulative, payable semi-annually. No dividends or other distributions shall be paid on the Company's common stock at any time the Company is in arrears in making payment of any dividends payable on account of the Series B. The Company has not declared or paid any dividends on the Series B during the year ended March 31, 1996. All outstanding shares of the Series B were cancelled on June 8, 1995 as part of the Company's disposition of its subsidiary MRC.

7.     INVESTMENT AND        In December 1992, CRI entered into a loan
       LOAN PAYABLE          agreement, whereby it borrowed, on a non-recourse
                             basis, approximately 404,000 pounds sterling from a
                             foreign company. The loan bears interest at 10% per
                             annum and was due in December 1994. The proceeds
                             from the loan were utilized to purchase 894,000
                             shares of stock in a foreign corporation as
                             prescribed in the loan agreement. The interest on
                             the loan was to be paid only from dividends or
                             other distributions received in respect to the
                             investment, or any proceeds from the sale of the
                             investment. The Company, at its option, had the
                             right of offset to satisfy the loan and any accrued
                             interest by transferring the investment to the
                             lender.

                             On April 1, 1995, the Company sold its investment and satisfied the loan payable. Based on this transaction, the Company recognized a gain of $86,381. This amount was included in other income for the year ended March 31, 1996.

8.     TAXES ON INCOME       No provision for income taxes has been provided
                             for the years ended March 31, 1997 and 1996 due to
                             net taxable losses. The Company has net operating
                             loss carryovers of approximately $4,000,000 for
                             federal income tax purposes which expire through
                             2012. In addition, the Company has deferred tax
                             assets relating to deferred compensation and other
                             accruals that are not currently deductible for
                             income tax purposes. The Company recorded a 100%
                             valuation allowance against the net deferred tax
                             asset of approximately $1,800,000 and $1,900,000 at
                             March 31, 1997 and 1996 respectively.

9.     COMMITMENT AND        (a) Legal Proceeding
       CONTINGENCIES

                             The Company has a legal proceeding pending against it. The Company has agreed to indemnify its current and former directors and officers against any losses or liabilities arising out of their service with the Company, including any losses or liabilities arising out of this legal proceeding.
                             The Company believes that no material liability will result from the outcome of this proceeding.
                             The proceeding may be summarized as follows:

                                                        Creative Resources, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                             The Company, a present officer and director, a
                             present director and former officer, and a former
                             director have been named as co-defendants in a
                             civil action, commenced in June 1997 in the
                             Connecticut Superior Court for the Judicial
                             District of Stamford/Norwalk, captioned GICC
                                                                     ----
                             Capital Corp. v. Technology Finance Group, Inc. et
                             --------------------------------------------------
                             al. The action was commenced by a creditor of the
                             --
                             Company's former subsidiary, Technology Finance
                             Group, Inc. ("TFG"), a computer leasing and asset
                             management business. The complaint alleges, among
                             other things, that the defendants caused certain
                             assets of TFG to be diverted to the Company
                             resulting in the insolvency of TFG. The complaint
                             alleges causes of action under state law for
                             fraudulent conveyance, unfair trade practices, and
                             theft. The complaint seeks recovery of the unpaid
                             balance of $407,000 of a promissory note issued by
                             TFG, with interest accruing from December 1992, and
                             actual, treble, and punitive damages. The Company
                             believes it and each individual has various
                             substantive defenses against such claims and will
                             vigorously defend the action.

                             (b) Employment Agreement

                             The Company has an employment agreement with an executive dated September 1, 1993 and amended in February 1997 which provides for an annual base salary, which is increased by 10% annually on April
                             1 ($199,650 for the year ended March 31, 1997), and a severance pay equal to one year's salary. The agreement may be terminated by three years written notice from the Company or two months written notice from the executive. The executive has voluntarily reduced the compensation by $120,000 for the year ended March 31, 1997.

                             (c) Other

                             The Company, as part of a 1989 settlement with its former Chairman and Chief Executive Officer, indemnified him against liability for TFG's failure to remit certain sales tax claims and failure to remit sums due equipment trust investors. No dividends may be paid on the Company's common stock until these obligations have been satisfied or otherwise provided for. To date, no claims have been made against the Company under this indemnity.

10.    RELATED PARTY         The Company paid two of its directors $39,275 and
       TRANSACTIONS          $8,869 respectively for accounting and legal
                             services during the year ended March 31, 1997.