Form 10QSB
period 1997-06-30
CREATIVE RESOURCES INC
filed 1997-08-06
CIK 814919

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934  For the quarterly period ended June 30, 1997

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common stock as of July 28, 1997.

          Class                                 Outstanding
          -----                                 -----------

  Common Stock ($.01 par value)                 34,983,110

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  June 30,     March 31,
                                                                    1997          1997
                                                                ------------  ------------
ASSETS                                                           (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                     $    21,957   $    68,549
  Prepaid expenses                                                    5,000             -
  Notes receivable                                                    1,982         2,236
                                                                -----------   -----------
    TOTAL CURRENT ASSETS                                             28,939        70,785

Furniture, fixtures and equipment, at cost, less accumulated depreciation of $6,363 and $6,024 at June 30, and
  March 31, 1997 respectively                                         4,138         4,477
                                                                -----------   -----------


                                                                $    33,077   $    75,262
                                                                ===========   ===========

 LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    16,591   $    12,107
  Dividends payable                                                  25,200        25,200
  Accrued compensation                                              262,554       257,650
  Current maturities of capital lease obligations                     2,324         3,129
                                                                -----------   -----------
    TOTAL CURRENT LIABILITIES                                       306,669       298,086
                                                                -----------   -----------

    TOTAL LIABILITIES                                               306,669       298,086
                                                                -----------   -----------

CAPITAL DEFICIT:
  Preferred stock, $1 par value, 500,000 shares authorized:
   Series A, 8% cumulative convertible preferred stock,
   $1 redemption value, 210,000 shares issued and outstanding       210,000       210,000
  Common stock, $.01 par value, 100,000,000 shares authorized,
   34,983,110 shares issued and outstanding                         349,831       349,831
  Additional paid-in capital                                        758,600       758,600
  Deficit                                                        (1,592,023)   (1,541,255)
                                                                -----------   -----------
    TOTAL CAPITAL DEFICIT                                          (273,592)     (222,824)
                                                                -----------   -----------

                                                                $    33,077   $    75,262
                                                                ===========   ===========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three months ended
                                                               June 30,
                                                           1997        1996
                                                           ----        ----
                                                               (unaudited)


Income
  Other income                                           $    362    $  3,740

Expense
  General and administrative expenses                      61,096      50,467
                                                         --------    --------

    Loss from continuing operations before income taxes   (60,734)    (46,727)

Taxes on income                                                 -           -
                                                         --------    --------

Net loss from continuing operations                       (60,734)    (46,727)

Income from discontinued operations                         9,966      14,864
                                                         --------    --------


 NET LOSS                                                $(50,768)   $(31,863)
                                                         ========    ========

Earnings per common share:

  Loss from continuing operations                        $      -    $      -
                                                         ========    ========

  Income from discontinued operations                    $      -    $      -
                                                         ========    ========

  Net loss                                               $      -    $      -
                                                         ========    ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              34,983,110  34,483,110
                                                       ==========  ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DECREASE IN CASH AND CASH EQUIVALENTS

                                                            Three months ended
                                                                June 30,
                                                           1997         1996
                                                      ------------   -----------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(50,768)   $ (31,863)
  Adjustments to reconcile net loss
   to net cash used in
   operating activities:

   Depreciation and amortization                              338          472

   Changes in assets and liabilities:
    Prepaid expenses                                       (5,000)           -
    Accounts payable and accrued expenses                   4,485     (125,230)
    Accrued compensation                                    4,904       21,412
                                                         --------    ---------
             Net cash used in
             operating activities                         (46,041)    (135,209)
                                                         --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in notes receivable                      254         (234)
 Purchase of equipment                                          -       (2,096)
                                                         --------    ---------
             Net cash provided by (used in)
             investing activities                             254       (2,330)
                                                         --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                (805)        (677)
                                                         --------    ---------
             Net cash used in
             financing activities                            (805)        (677)
                                                         --------    ---------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                      (46,592)    (138,216)

CASH AND CASH EQUIVALENTS at beginning of period           68,549      399,405
                                                         --------    ---------

CASH AND CASH EQUIVALENTS at end of period               $ 21,957    $ 261,189
                                                         ========    =========

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

          The consolidated balance sheet as of June 30, 1997 and the related consolidated statements of operations and cash flows for the three month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and consist only of normal recurring items.

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


NOTE 2 - DESCRIPTION OF BUSINESS:
---------------------------------

          Creative Resources, Inc. ("CRI") and subsidiaries, collectively (the "Company"), has disposed of or discontinued all significant operations. It is presently meeting its working capital requirements through its cash balances.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has a legal proceeding pending against it. See Note 9 of the Company's March 31, 1997 annual report on Form 10-KSB. As a result, these matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's plan is to acquire or merge with a viable business and defend or resolve the legal proceeding against it. There can be no assurance that the Company will be successful in achieving any objective of its plan. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.


NOTE 3 - EARNINGS PER SHARE:
----------------------------

          Net income per common share is based on the weighted average number of common shares outstanding during the three month periods ended June 30, 1997 and 1996 respectively.

NOTE 4 - CASH FLOW INFORMATION:
-------------------------------

The Company had the following transactions:
                                               Three months ended
                                                     June 30,
                                                1997         1996
                                                ----         ----

Cash paid for income taxes                      $  -         $  -
                                                ====         ====

Cash paid for interest                          $ 57         $116
                                                ====         ====


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

          The Company has a legal proceeding pending against it. See Note 9 of the Company's March 31, 1997 annual report on Form 10-KSB. The Company has agreed to indemnify its current and former directors and officers against any losses or liabilities arising out of their service with the Company, including any losses or liabilities arising out of this legal proceeding. The Company believes that no material liability will result from the outcome of this proceeding.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

          The Company has disposed of or discontinued all significant operations. It is presently meeting its working capital requirements through its cash balances. The Company is actively seeking a viable business to acquire or with which to merge.


Operating Results
-----------------

          Income, which consists entirely of interest income, was $362 and $3,740 for the three months ended June 30, 1997 and 1996 respectively. The decrease in 1997 was attributable to a decrease in the cash balances on which the interest income was earned.

          Expenses, which consist of general and administrative, salaries and interest, were $61,096 and $50,467 for the three months ended June 30, 1997 and 1996 respectively. The increase for 1997 was primarily attributable to an increase in professional services expenses.

Impact of Inflation
-------------------

          The Company believes its operations are not significantly affected by inflation.

Liquidity and Future Outlook
----------------------------

          The Company is presently meeting its working capital requirements from its cash balances. Although there can be no assurance, the Company believes it has sufficient financial resources to sustain its operations for the next three months. The Company must raise additional funds or execute its business plan in order to continue operations.

          The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses and has a legal proceeding pending against it. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

          The Company's plan is to acquire or merge with a viable business and defend or resolve the legal proceeding against it. There can be no assurance that the Company will be successful in achieving any objectives of its plan. The Company's plan is being implemented by its sole officer, who is currently serving without regular cash compensation.


                          PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
          There are no changes from the Annual Report filed on Form 10-KSB for the year ended March 31, 1997.

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

                                    CREATIVE RESOURCES, INC.
                                          (Registrant)



                                    By:  /s/ Dennis R. Williamson
                                        ---------------------------
                                            Dennis R. Williamson
                                                President
August 6, 1997