Form 10QSB
period 1997-09-30
CREATIVE RESOURCES INC
filed 1997-11-06
CIK 814919

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB



[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                      or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


      For the transition period from ________________to ______________


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


     State the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 1997.



          Class                                         Outstanding
          -----                                         -----------

     Common Stock ($.01 par value)                      34,983,110

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       Sept. 30,     March 31,
                                                                          1997         1997
                                                                          ----         ----
         ASSETS                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   5,635  $    68,549
  Prepaid expenses                                                       5,000            -
  Notes receivable                                                       1,709        2,236
                                                                    ----------      -------
        TOTAL CURRENT ASSETS                                            12,344       70,785

Furniture, fixtures and equipment, at cost, less accumulated depreciation of $6,701 and $6,024 at Sept. 30, and
  March 31, 1997 respectively                                            3,800        4,477
                                                                    ----------      -------

                                                                     $  16,144  $    75,262
                                                                    ==========      =======

   LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $  31,981  $    12,107
  Dividends payable                                                     25,200       25,200
  Accrued compensation                                                 262,554      257,650
  Current maturities of capital lease obligations                        1,484        3,129
                                                                    ----------      -------
        TOTAL CURRENT LIABILITIES                                      321,219      298,086
                                                                    ----------      -------

     TOTAL LIABILITIES                                                 321,219      298,086
                                                                    ----------     --------
CAPITAL DEFICIT:
  Preferred stock, $1 par value, 500,000 shares authorized:
   Series A, 8% cumulative convertible preferred stock,
    $1 redemption value, 210,000 shares issued and outstanding         210,000      210,000
  Common stock, $.01 par value, 100,000,000 shares authorized,
    34,983,110 shares issued and outstanding                           349,831      349,831
  Additional paid-in capital                                           758,600      758,600

  Deficit                                                           (1,623,506)  (1,541,255)
                                                                    ----------   ----------

        TOTAL CAPITAL DEFICIT                                         (305,075)    (222,824)
                                                                    ----------   ----------

                                                                     $  16,144  $    75,262
                                                                    ==========   ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended
                                                              Sept. 30,
                                                          1997           1996
                                                          ----           ----
                                                              (unaudited)
Income
 Other income                                         $        29   $   2,424
 Management fees                                                -         519
                                                         --------     -------

                                                               29       2,943

Expense
 General and administrative expenses                       28,462      81,278
                                                         --------     -------

     Loss from continuing operations before
        income taxes                                      (28,433)    (78,335)

Taxes on income                                                 -           -
                                                         --------     -------

Net loss from continuing operations                       (28,433)    (78,335)

Loss from discontinued operations                          (3,050)     (4,576)
                                                         --------     -------

  NET LOSS                                            $   (31,483)  $ (82,911)
                                                         ========     =======
Earnings per common share:

  Loss from continuing operations                         $     -      $    -
                                                            =====       =====

  Loss from discontinued operations                       $     -      $    -
                                                            =====       =====

  Net loss                                                $     -      $    -
                                                            =====       =====

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              34,983,110  34,483,110
                                                       ==========  ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six months ended
                                                            Sept. 30,
                                                      1997           1996
                                                      ----           ----
                                                           (unaudited)
Income
 Other income                                      $      391   $    6,164
 Management fees                                            -          519
                                                     --------     --------
                                                          391        6,683

Expense
 General and administrative expenses                   89,558      131,746
                                                     --------     --------

     Loss from continuing operations before
         income taxes                                 (89,167)    (125,063)

Taxes on income                                             -            -
                                                     --------     ---------

Net loss from continuing operations                   (89,167)    (125,063)

Income from discontinued operations                     6,917       10,288
                                                     --------     --------

      NET LOSS                                     $  (82,250)  $ (114,775)
                                                     ========     ========
Earnings per common share:

  Loss from continuing operations                      $    -      $     -
                                                        =====        =====

  Income from discontinued operations                  $    -      $     -
                                                        =====        =====

  Net loss                                             $    -      $     -
                                                        =====        =====
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          34,983,110   34,483,110
                                                   ==========   ==========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DECREASE IN CASH AND CASH EQUIVALENTS


                                                        Six months ended
                                                            Sept. 30,
                                                      1997          1996
                                                      ----          ----
                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $  (82,250)  $ (114,775)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities:

  Depreciation and amortization                          677          894

  Changes in assets and liabilities:
   Prepaid expenses                                   (5,000)     (54,648)
   Accounts payable and accrued expenses              19,873     (122,801)
   Accrued compensation                                4,904       39,325
                                                    --------    ---------
              Net cash used in
              operating activities                   (61,796)    (252,005)
                                                    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of notes receivable                          527          748
 Purchase of equipment                                     -       (2,096)
                                                    --------    ---------
              Net cash provided by (used in)
              investing activities                       527       (1,348)
                                                    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                         (1,645)      (1,384)
                                                    --------    ---------
              Net cash used in
              financing activities                    (1,645)      (1,384)
                                                    --------    ---------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                 (62,914)    (254,737)

CASH AND CASH EQUIVALENTS at beginning of period      68,549      399,405
                                                    --------    ---------

CASH AND CASH EQUIVALENTS at end of period        $    5,635   $  144,668
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

          The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations for the three month and the six month periods ended September 30, 1997 and 1996 and statements of cash flows for the six month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and consist only of normal recurring items.

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


NOTE 3 - EARNINGS PER SHARE:
----------------------------

          Net income per common share is based on the weighted average number of common shares outstanding during the three and six month periods ended September 30, 1997 and 1996 respectively.

NOTE 4 - CASH FLOW INFORMATION:
-------------------------------

The Company had the following transactions:

                                                  Six months ended
                                                      Sept. 30,
                                                  1997        1996
                                                  ----        ----

Cash paid for income taxes                        $    -     $   -
                                                    ====      ====

Cash paid for interest                            $   98     $ 218
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

Operating Results
-----------------

          Income, which consists of interest and management fee income, was $29 and $2,943 for the three months ended September 30, 1997 and 1996 respectively and was $391 and $6,683 for the six months ended September 30, 1997 and 1996 respectively. The decrease for the three and six month periods in 1997 was attributable to a decrease in management fee income and a decrease in the cash balances on which interest income was earned. Income from management fees is not expected to recur.

          Expenses, which consist of general and administrative, salaries and interest, were $28,462 and $81,278 for the three months ended September 30, 1997 and 1996 respectively and were $89,558 and $131,746 for the six months ended September 30, 1997 and 1996 respectively. The decrease for the three and six month periods in 1997 was primarily attributable to a decrease in salary and professional services expenses.

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

                    CREATIVE RESOURCES, INC.
                        (Registrant)



                    By:  /s/ Dennis R. Williamson
                        ---------------------------
                         Dennis R. Williamson
                            President
November 6, 1997