Form 10QSB
period 1997-12-31
CREATIVE RESOURCES INC
filed 1998-02-05
CIK 814919

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997

                                      or

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

      State the number of shares outstanding of each of the issuer's classes of common stock as of February 2, 1998.

                Class                           Outstanding
                -----                           -----------

       Common Stock ($.01 par value)             34,983,110

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     Dec. 31,      March 31,
                                                                       1997          1997
                                                                       ----          ----
                ASSETS                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $     1,828   $    68,549
  Prepaid expenses                                                    5,000             -
  Notes receivable                                                    1,597         2,236
                                                                 ----------    ----------
      TOTAL CURRENT ASSETS                                            8,425        70,785

Furniture, fixtures and equipment, at cost, less accumulated depreciation of $7,039 and $6,024 at Dec. 31, and
  March 31, 1997 respectively                                         3,462         4,477
                                                                 ----------    ----------

                                                                $    11,887   $    75,262
                                                                 ==========    ==========

   LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    39,180   $    12,107
  Officer loan payable                                                  500             -
  Dividends payable                                                  25,200        25,200
  Accrued compensation                                              100,000       257,650
  Current maturities of capital lease obligations                       606         3,129
                                                                 ----------    ----------
      TOTAL CURRENT LIABILITIES                                     165,486       298,086
                                                                 ----------    ----------

      TOTAL LIABILITIES                                             165,486       298,086
                                                                 ----------    ----------

CAPITAL DEFICIT:
  Preferred stock, $1 par value, 500,000 shares authorized:
   Series A, 8% cumulative convertible preferred stock,
   $1 redemption value, 210,000 shares issued and outstanding       210,000       210,000
  Common stock, $.01 par value, 100,000,000 shares authorized,
   34,983,110 shares issued and outstanding                         349,831       349,831
  Additional paid-in capital                                        758,600       758,600
  Deficit                                                        (1,472,030)   (1,541,255)
                                                                 ----------    ----------
      TOTAL CAPITAL DEFICIT                                        (153,599)     (222,824)
                                                                 ----------    ----------

                                                                $    11,887   $    75,262
                                                                 ==========    ==========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Three months ended
                                                                          Dec. 31,
                                                                    1997             1996
                                                                    ----             ----
                                                                         (unaudited)
Income
  Other income                                                  $      9         $  2,735

Expense
  General and administrative expenses                             12,573           81,686
                                                                 -------          -------

      Loss from continuing operations before income taxes        (12,564)         (78,951)

Taxes on income                                                        -                -
                                                                 -------          -------

Net loss from continuing operations                              (12,564)         (78,951)

Income from discontinued operations                                1,485          560,058
                                                                 -------          -------

      (Loss) income before extraordinary items                   (11,079)         481,107

Extraordinary item - gain on extinguishment
       of debt                                                   162,554                -
                                                                 -------          -------

      NET INCOME                                                $151,475         $481,107
                                                                 =======          =======
Earnings per common share:

  Loss from continuing operations                                $     -          $     -
                                                                  ======           ======

  Income from discontinued operations                            $     -          $   .01
                                                                  ======           ======

  (Loss) income before extraordinary items                       $     -          $   .01
                                                                  ======           ======

  Extraordinary items                                            $     -          $     -
                                                                  ======           ======

  Net income                                                     $     -          $   .01
                                                                  ======           ======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                     34,983,110       34,483,110
                                                              ==========       ==========


                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Nine months ended
                                                                          Dec. 31,
                                                                    1997            1996
                                                                    ----            ----
                                                                        (unaudited)
Income
  Other income                                                 $     400       $   8,900
  Management fees                                                      -             519
                                                                --------        --------

                                                                     400           9,419
Expense
  General and administrative expenses                            102,130         213,433
                                                                --------        --------

      Loss from continuing operations before income taxes       (101,730)       (204,014)

Taxes on income                                                        -               -
                                                                --------        --------

Net loss from continuing operations                             (101,730)       (204,014)

Income from discontinued operations                                8,401         570,347
                                                                --------        --------

      (Loss) income before extraordinary items                   (93,329)        366,333

Extraordinary item-gain on extinguishment
      of debt                                                    162,554               -
                                                                --------        --------

      NET INCOME                                               $  69,225       $ 366,333
                                                                ========        ========
Earnings per common share:

  Loss from continuing operations                                 $    -          $ (.01)
                                                                   =====           =====

  Income from discontinued operations                             $    -          $  .02
                                                                   =====           =====

  (Loss) income before extraordinary items                        $    -          $  .01
                                                                   =====           =====

  Extraordinary items                                             $    -          $    -
                                                                   =====           =====

  Net income                                                      $    -          $  .01
                                                                   =====           =====

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                     34,983,110      34,483,110
                                                              ==========      ==========


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DECREASE IN CASH AND CASH EQUIVALENTS


                                                                     Nine months ended
                                                                          Dec. 31,
                                                                    1997            1996
                                                                    ----            ----
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  69,225       $ 366,333
  Adjustments to reconcile net income
   to net cash used in
   operating activities:

   Depreciation and amortization                                   1,015           1,316
   Elimination of loss provision                                       -        (530,162)

   Changes in assets and liabilities:
    Prepaid expenses                                              (5,000)        (11,233)
    Accounts payable and accrued expenses                         27,073        (120,287)
    Accrued compensation                                        (157,650)         34,737
    Liabilities from discontinued operations                           -         (20,749)
                                                                --------        --------
       Net cash used in
       operating activities                                      (65,337)       (280,045)
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Collection of notes receivable                                      639             604
 Purchase of equipment                                                 -          (2,096)
                                                                --------        --------
       Net cash provided by (used in)
       investing activities                                          639          (1,492)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                     (2,523)         (2,122)
 Proceeds from officer loan                                          500               -
                                                                --------        --------
       Net cash used in
       financing activities                                       (2,023)         (2,122)
                                                                --------        --------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                             (66,721)       (283,659)

CASH AND CASH EQUIVALENTS at beginning of period                  68,549         399,405
                                                                --------        --------

CASH AND CASH EQUIVALENTS at end of period                     $   1,828       $ 115,746
                                                                ========        ========

                   CREATIVE RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION:
------------------------------------

        The consolidated financial statements include the accounts of Creative Resources, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The consolidated balance sheet as of December 31, 1997 and the related consolidated statements of operations for the three month and the nine month periods ended December 31, 1997 and 1996 and statements of cash flows for the nine month periods ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and consist only of normal recurring items.

        The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information proscribed by generally accepted accounting principles. For further information concerning the Company's accounting policies and certain transactions, refer to the Company's annual report on Form 10-KSB.


NOTE 2 - DESCRIPTION OF BUSINESS:
--------------------------------

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


NOTE 3 - EARNINGS PER SHARE:
---------------------------

        Net income per common share is based on the weighted average number of common shares outstanding during the three and nine month periods ended December 31, 1997 and 1996 respectively.

NOTE 4 - CASH FLOW INFORMATION:
------------------------------

The Company had the following transactions:

                                                         Nine months ended
                                                              Dec. 31,
                                                         1997         1996
                                                         ----         ----

Cash paid for income taxes                              $   -        $   -
                                                         ====         ====

Cash paid for interest                                  $ 122        $ 306
                                                         ====         ====


NOTE 5 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

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


Operating Results
-----------------

        Income, which consists of interest and management fee income, was $9 and $2,735 for the three months ended December 31, 1997 and 1996 respectively and was $400 and $9,419 for the nine months ended December 31, 1997 and 1996 respectively. The decrease for the three and nine month periods in 1997 was attributable to a decrease in management fee income and a decrease in the cash balances on which interest income was earned. Income from management fees is not expected to recur.

        Expenses, which consist of general and administrative, salaries and interest, were $12,573 and $81,686 for the three months ended December 31, 1997 and 1996 respectively and were $102,130 and $213,433 for the nine months ended December 31, 1997 and 1996 respectively. The decrease for the three and nine month periods in 1997 was primarily attributable to a decrease in salary and professional services expenses.

Impact of Inflation
-------------------

        The Company believes its operations are not significantly affected by inflation.


Liquidity and Future Outlook
----------------------------

        The Company is presently meeting its working capital requirements from its cash balances. Although there can be no assurance, the Company believes it has sufficient financial resources to sustain its operations for the next month. The Company must raise additional funds or execute its business plan in order to continue operations.

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

                 CREATIVE RESOURCES, INC.
                   (Registrant)



                 By:  /s/ Dennis R. Williamson
                     --------------------------
                       Dennis R. Williamson
                           President
February 5, 1998